Form 10-Q
period 1993-09-30
O BRIEN ENVIRONMENTAL ENERGY INC
filed 1994-03-25
CIK 795185

			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C.  20549


					FORM 10-Q


		[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934
		       For the quarterly period ended September 30, 1993


					OR

		[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934
		       For the transition period from ____________ to _________

		       Commission file number 1-9208



				     O'BRIEN ENVIRONMENTAL ENERGY, INC.

			(Exact name of registrant as specified in its charter)


		Delaware                                       59-2076187
        --------------------------                       --------------------
      (State or other jurisdiction               (I.R.S. Employer Identification
	of incorporation                                          No.)
	or organization)

	225 South Eight Street
	Philadelphia, PA                                        19106
     -----------------------------                       --------------------
(Address of principal executive office)                         (Zip Code)


	     Registrant's telephone number, including area code: (215) 627-5500


				-----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( )   No (X)

     As of March 23, 1994, there were 13,055,597 shares of Class A Common Stock, and 4,070,770 shares of Class B Common Stock, par value of each class $.01, outstanding.

<Page 2>

			TABLE OF CONTENTS


Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

	  Consolidated Balance Sheets at September 30, 1993 and
	  June 30, 1993 (unaudited).

	  Consolidated Statements of Operations for the three months ended September 30, 1993 and 1992 (unaudited).

	  Consolidated Statements of Cash Flows for the three months ended September 30, 1993 and 1992 (unaudited).

	  Notes to Consolidated Financial Statements (unaudited).

Item 2.   Management's Discussion and Analysis of Financial
	  Condition and Results of Operations.


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

	       Signatures

<Page 3>

		    O'BRIEN ENVIRONMENTAL ENERGY, INC.
			CONSOLIDATED BALANCE SHEETS
		   September 30, 1993 and June 30, 1993
			  (Dollars in thousands)
				(Unaudited)

				  ASSETS

						September 30,           June 30,
						   1993                   1993
						   ----                   ----

Current Assets:

  Cash and cash equivalents                     $  3,407                $  5,213
  Restricted cash and cash equivalents             5,289                   5,064
  Accounts receivable, net                        17,378                  12,394
  Receivable from related parties                    997                   1,175
  Notes receivable, current                        2,403                   2,564
  Inventories                                      4,776                   4,196
  Insurance claims receivable                      5,007                   5,255
  Other current assets                             2,501                   1,631
						--------                --------
  Total current assets                            41,758                  37,492

Property, plant and equipment, net               192,539                 194,217

Coalbed methane gas properties
  held for sale                                       --                   4,464

Project development costs                          5,402                   5,136

Notes receivable, noncurrent                      12,028                   9,315

Notes receivable from officers                       237                     246

Investments in equity affiliates                   2,694                   2,515

Excess of cost of investment in
  subsidiaries over net assets
  at date of acquisition, net                      2,061                   2,085

Deferred financing costs, net                      5,608                   5,728

Other assets                                       1,194                   1,331
						 -------                 -------
  Total assets                                  $263,521                $262,529
						 =======                 =======

See accompanying notes to consolidated financial statements.

<Page 4>

   O'BRIEN ENVIRONMENTAL ENERGY, INC.
			CONSOLIDATED BALANCE SHEETS
		   September 30, 1993 and June 30, 1993
			  (Dollars in thousands)
				(Unaudited)

		   LIABILITIES AND STOCKHOLDERS' EQUITY


						September 30,           June 30,
						   1993                   1993
						   ----                   ----
Current liabilities:

  Accounts payable                              $ 20,999                $ 19,175
  Current maturities of recourse
    long-term debt                                11,071                  10,419
  Current maturities of nonrecourse
    project financing                             10,758                  10,758
  Short-term borrowings                            2,811                   2,199
  Other current liabilities                        6,146                   6,060
						 -------                 -------
    Total current liabilities                     51,785                  48,611

Recourse long-term debt, net of
  current maturities                              27,293                  28,012
Convertible senior subordinated
  debentures                                      49,174                  49,174
Nonrecourse project financing,
  net of current maturities                       97,140                  97,140
Construction costs payable                         5,100                   5,100
Deferred income taxes                             11,654                  10,904
Other liabilities                                  7,908                   7,913
						 -------                 -------
						 250,054                 246,854
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    shares authorized 10,000,000; none
    issued
  Class A common stock, par value $.01,
    one vote per share; 40,000,000 shares
    authorized; issued 12,711,232 at
    September 30, 1992 and June 30, 1992             130                     130
  Class B common stock, par value $.01,
    ten votes per share; 10,000,000 shares
    authorized; issued 4,320,770 at
    September 30, 1992 and June 30, 1992              39                      39
  Additional paid-in capital                      40,053                  40,053
  Accumulated deficit                            (26,122)                (23,932)
  Other                                             (633)                   (615)
    Total stockholders' equity                    13,467                  15,675
						--------                 -------
Total liabilities and stockholders' equity      $263,521                $262,529
						========                ========

See accompanying notes to consolidated financial statements.

<Page 5>


		     O'BRIEN ENVIRONMENTAL ENERGY, INC.
		    CONSOLIDATED STATEMENTS OF OPERATIONS
	   for the three months ended September 30, 1993 and 1992
		(Amounts in thousands, except per share data)
				 (Unaudited)


						  1993                    1992
						  ----                    ----
Energy revenues                                 $ 16,346                $ 21,736
Equipment sales and services                       5,161                   3,802
Rental revenues                                    1,717                   1,025
Revenues from related parties                         --                      --
Development fees and other                         6,426                     621
						 -------                 -------
						  29,650                  27,184
						 -------                 -------

Cost of energy revenues                           10,761                  12,675
Cost of equipment sales and services               4,710                   3,125
Cost of rental revenues                              534                     470
Cost of revenues from related parties                 --                      --
Cost of development fees and other                 6,422                     282
						 -------                 -------
						  22,427                  16,552
						 -------                 -------
Gross profit                                       7,223                  10,632

Selling, general and administrative
  expenses                                         4,887                   3,546
						 -------                 -------
  Income from operations                           2,336                   7,086
Interest and other income                            253                     573
Interest and debt expense                         (4,227)                 (3,945)
						 -------                 -------
  Income before income taxes                      (1,638)                  3,714

Provision for income taxes                           552                     750
						 -------                 -------
Net income (loss)                               $ (2,190)               $  2,964
						 =======                 =======
Net income (loss) per share                     $   (.13)               $    .18
						 =======                 =======
Weighted average shares outstanding             $ 16,871                $ 16,786
						 =======                 =======


	See accompanying notes to consolidated financial statements.

<Page 6>

		     O'BRIEN ENVIRONMENTAL ENERGY, INC.
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
	for the three month periods ended September 30, 1993 and 1992
			   (Dollars in thousands)
				 (Unaudited)


						1993            1992
						----            ----
Cash flows from operating activities:
Net income (loss)                               $ (2,190)       $  2,964
  Adjustment to reconcile net income
  to net cash provided by (used for)
  operating activities:
    Depreciation and amortization                  2,407           2,361
    Deferred income taxes                            745             750
    Equity interest in unconsolidated entities      (179)            (57)
  Changes in assets and liabilities:
    Accounts receivable                           (4,984)         (2,168)
    Inventories                                     (580)           (826)
    Receivables from related parties                 178              85
    Notes receivable                                 (79)           (228)
    Accounts payable                               1,824           1,344
    Other                                           (932)         (2,034)
						  ------           -----
      Net cash provided by (used for)
	operating activities                      (3,790)          2,191
						  ------           -----
Cash flows from investing activities:

  Capital expenditures, net                         (317)           (779)
  Capital expenditures to repair Newark plant     (4,494)             --
  Insurance proceeds for Newark plant              4,879              --
  Project development costs                         (296)           (790)
  Proceeds from sale of project net of note
    receivable                                     2,000              --
  Deposits into restricted cash accounts            (225)         (1,617)
  Other                                             (108)           (566)
						  ------           -----
    Net cash provided by (used for) investing
      activities                                   1,439          (3,752)

Cash flows from financing activities:

  Proceeds from long-term debt                     8,372             425
  Repayments of long-term debt                    (8,439)         (1,416)
  Net proceeds (repayments) of
   short-term borrowings                             612             919
						  ------           -----
    Net cash provided by (used for) financing
     activities                                      545             (72)
						  ------           -----
Net decrease in cash and
  cash equivalents                                (1,806)         (1,633)
Cash and cash equivalents at beginning
  of period                                        5,213           8,824
						  ------           -----
Cash and cash equivalents at end
  of period                                        3,407           7,191
						  ======           =====

	See accompanying notes to consolidated financial statements.

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
			       (DOLLARS IN THOUSANDS)

1.   Basis of Presentation:

     In the opinion of management, all adjustments (which consist only of normal recurring adjustments necessary for the fair presentation of the results of operations for the interim periods) have been included in the accompanying financial statements.

     The interim financial statements should be read in conjunction with the financial statements for the year ended June 30, 1993 as presented in the annual report on Form 10-K of the Company.

2.   Newark Project:

     On December 25, 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The fire has been classified by the local fire commissioner as accidental. The plant returned to partial operation in August 1993 and full operation in October 1993.

     During the three month period ended September 30, 1993 and 1992, revenues associated with the project were $2,157 and $7,346, respectively. Revenues for the three months ended September 30, 1993 consisted of business interruption insurance proceeds and revenues from partial operations in August and September. See "Results of Operations for the Three Months ended September 30, 1993 and 1992" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

     At September 30, 1993, nonrecourse debt associated with this project was $35,088. The floating rate on debt as of that date was approximately 4.5%.

3.   Parlin Project:

     During the three months ended September 30, 1993 and 1992, revenues associated with the project were $13,330 and $13,829, respectively.

     At September 30, 1993, nonrecourse debt associated with this project was $72,810. The floating rate on approximately $21,000 of debt as of that date was approximately 4.4%, with the remainder of the loan as of that date having a fixed rate of approximately 11.1%.

4.   Sale of Project Under Development:

     On August 27, 1993, the Company entered into an agreement with an unrelated third party to sell substantially all proved and unproved coalbed methane gas properties for $6,500. The $6,500 consists of a $2,000 cash payment and a production payment note with a face value of $4,500. The $4,500 production payment note has been discounted in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources - Working Capital Requirements". Costs and other commitments associated with this transaction amounted to approxi-mately $5,100, which resulted in no gain being recognized. The production payment note will be paid from a percentage of net revenues from the coalbed methane gas properties until the earlier of (1) the note being paid in full or (2) 10 years.

<Page 8>

5.   Earnings Per Share:

     The weighted average number of shares used to compute primary earnings per share were 16,871,000 and 16,786,000 for the three months ended September 30, 1993 and 1992, respectively. Fully diluted earnings per share for the three months ended September 30, 1993 and 1992 are not presented because conversion of the convertible senior subordinated debentures would be antidilutive.

6.   Income Taxes:

     Income tax expense for the three month periods ended September 30, 1993 and 1992 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

<Page 9>

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		   AND RESULTS OF OPERATIONS.


     The Company develops cogeneration, waste heat recovery and biogas projects ("Energy business"). In addition, the Company sells and rents power generation equipment ("Equipment sales, rental and services business"). Included in the Equipment sales, rental and services business is the Company's demand-side management business, through which the Company provides standby power equipment to a customer for a fee.

     At present, the Company has eight projects in operation totalling approximately 217 megawatts of electric generating capacity, including seven wholly-owned projects developed by the Company totalling approximately 185 megawatts and one 32 megawatt project developed by the Company but presently owned substantially by a subsidiary of Chrysler Capital Corporation.

     The Company's energy revenues and gross profits are subject to seasonal variations as a result of power sales agreements which contain peak and off-peak energy pricing provisions and fuel costs which fluctuate based upon seasonal demand and other factors.

     In December 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The plant returned to partial operation in August 1993 and full operation in October 1993. In February 1994, the Company reached an agreement with its insurance carrier concerning the property damage and business interruption insurance claims submitted. See "Results of Operations for the three months ended September 30, 1993 and 1992" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

     During May 1993, operations commenced at the Company's initial demand side management project (the "Philadelphia Water Department project"). The Philadelphia Water Department project consists of two ten megawatt standby power generating plants. In November 1993, the Company entered into a transaction under which it sold its interest in the Philadelphia Water Department project to entities controlled by an unrelated private investor. See "Liquidity and Capital Resources".

     In September 1993, the Company reached an agreement to settle the Hartford Steam project litigation with the project's turnkey contractor, Hawker Siddeley Power Engineering, Inc. Under the terms of the settlement, the Company relinquished its interest in the project and its general partner responsibilities. As the Company's interest in the project was only 5%, management does not believe the settlement will have a significant impact on the Company's future results of operations.

     During the year ended June 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" through restatement of prior years. See "Results of Operations for the three months ended September 30, 1993 and 1992".

<Page 10>

Results of Operations for the Three Months ended September 30, 1993 and 1992

     Revenues

     Energy revenues for the three months ended September 30, 1993 and 1992 were $16,346,000 and $21,736,000, respectively. Energy revenues primarily reflect billings associated with the Company's Newark Boxboard, du Pont Parlin and biogas projects. The decrease in energy revenues from 1992 to 1993 was primarily attributable to reduced revenues as a result of the fire at the Company's Newark Boxboard project. Revenues recognized at the Newark Boxboard project in 1993 were $2,157,000 and consisted of business interruption insurance proceeds and revenues from partial operations in August and September. In comparison, the Newark Boxboard project had revenues of $7,346,000 in 1992.

     In February 1994, the Company and its insurance carrier for the Newark Boxboard project reached an agreement concerning the property damage and business interruption insurance claims submitted in connection with the fire. Under the terms of the agreement, the insurance carrier agreed to a minimum settlement of $36 million. In addition, the Company has the right to receive up to an additional $1.4 million upon the recovery by the insurance carrier of its claims against third parties.

     Revenues at the du Pont Parlin project were $13,330,000 and $13,829,000 for the three months ended September 30, 1993 and 1992, respectively. The decrease in revenues from 1992 to 1993 was primarily attributable to $367,000 of business interruption insurance proceeds relating to an earlier period being recognized in 1992. In addition, in late September 1993, a gas turbine generator was shut down for repairs. The shutdown continued until the middle of December 1993 and is expected to have a negative effect on the three month period ended December 31, 1993 as well.

     Revenues of the du Pont Parlin project will be lower for the three months ended December 31, 1993 as compared to the three months ended September 30, 1993 as a result of both the shut down associated with the gas turbine repair and provisions in the project's power purchase agreement. Under the terms of the agreement, peak energy prices are in effect during the months of December through February and June through September. With October and November being non-peak months, an equivalent amount of production will result in a substantially lower amount of revenues.

     Energy revenues from the Company's biogas projects for the three months ended September 30, 1993 and 1992 were $859,000 and $561,000, respectively. The increase from 1992 to 1993 was primarily due to enhanced operating performance at existing biogas projects as well as energy revenues from the Philadelphia Water Department project.

     Equipment sales and services for the three months ended September 30, 1993 and 1992 were $5,161,000 and $3,802,000, respectively. Equipment sales of Puma for the three months ended September 30, 1993 and 1992 were $3,755,000 and $3,245,000, respectively. The increase in sales from 1992 to 1993 was primarily due to increased production resulting from a strong backlog. Domestic equipment sales and services for the three months ended September 30, 1993 and 1992 were $1,406,000 and $557,000, respectively. The increase in domestic equipment sales and services in 1993 was primarily due to the Company's expanding its business in the design and assembly of generator sets and switchgear.

<Page 11>

     Rental revenues were $1,717,000 and $1,025,000 for the three months ended September 30, 1993 and 1992, respectively. The increase in rental revenues in 1993 as compared to 1992 was attributable to the completion in May 1993 of the Philadelphia Water Department project.

     Development fees and other revenues were $6,426,000 and $621,000 for the three months ended September 30, 1993 and 1992, respectively. Development fees and other revenues for 1993 include $5,121,000 of revenues recognized in connection with the sale of the Company's contractual rights to develop certain coalbed methane reserves. The selling price consisted of $2,000,000 of cash and a production note receivable of $4,500,000. The Company has applied a discount factor to the production note in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. Development fees for 1993 also include $1,281,000 of revenue recognized in connection with an ongoing fuel management agreement between the Company and the California Milk Producers project. In 1992, development fees included $325,999 of revenues recognized in connection with the sale of a biogas project under development. Development fees and other for 1992 also include $226,000 of revenues recognized in connection with equipment supply agreements associated with the Hartford Steam project. The balance of development fees and other for 1993 and 1992 consists of revenues recognized in connection with management fees agreements associated with the California Milk Producers and Hartford Steam projects.



     Costs and Expenses

     Cost of sales for the three months ended September 30, 1993 and 1992 include direct costs associated with the operation of projects of $10,761,000 and $12,675,000, respectively as well as costs associated with equipment sales and services for the three months ended September 30, and 1992 of $4,710,000 and $3,125,000, respectively. Cost of energy revenues increased as percentage of energy revenues in 1993 versus 1992 primarily as a result of higher fuel costs. Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consists of natural gas fuel costs which fluctuate in response to Management believes the Company's long-term exposure to fuel prices is partially reduced through the price provisions of its power purchase agreements, which are generally linked to the utility's cost of generating electricity or broader economic indices. In addition, fuel risk can be significantly reduced by entering into a long-term gas supply arrangement or hedge. In the short-term, the unfavorable effects of higher gas prices can be mitigated through enhanced operation performance and the volatility of gas prices can be mitigated through hedging strategies. During the year ended June 30, 1993, the Company entered into a gas swap agreement whereby the Company agreed to levelize its gas costs for the three months ended December 31, 1992 and the three months ended September 30, 1993. As a result of the gas swap, natural gas costs were approximately $1,000,000 lower during the year ended
June 30, 1993 than they would have been otherwise. Conversely, natural gas costs were approximately $1,000,000 higher than they would have been otherwise for the three months ended September 30, 1993. However, there is no assurance that any of the foregoing will prevent a reduction in gross profit percentage for the year ending June 30, 1994 or for the interim periods within such year.

     Cost of equipment sales and services increased primarily as a result of the start-up costs associated with the Company's domestic design and assembly of generator sets and switchgear business as well as competitive pressures in Puma's and American Hydrotherm's traditional markets.

<Page 12>

     Cost of rental revenues for the three months ended September 30, 1993 and 1992 was $534,000 and $470,000, respectively. Costs of rental revenues decreased as a percentage of revenue from 1992 to 1993 primarily as a result of the substantial margins associated with the Philadelphia Water Department project.

     Cost of development fees and other revenue was $6,422,000 and $282,000 for the three months ended September 30, 1993 and 1992, respectively. In 1993, these costs consist principally of costs associated with the sale of the Company's rights to develop certain coalbed methane reserves and costs associated with a fuel management agreement with the California Milk Producers project. In 1992, these costs consist principally of costs associated with an equipment supply agreement for the Hartford Steam project and costs associated with the sale of a biogas project under development. The balance of costs in 1993 and 1992 consist of costs of management fees charged to project partnerships in which the Company has or had a minority interest.

     Selling, general and administrative expenses for the three months ended September 30, 1993 and 1992 were $4,887,000 and $3,546,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and other activities, and was partially offset by the Company's ongoing overhead reduction activities.

     Interest and Other Income

     Fluctuations in interest and other income are primarily attributable to interest income on escrow accounts established in connection with the Newark Boxboard and du Pont Parlin projects, as well as exchange rate fluctuations on certain intercompany receivables denominated in sterling.

     Interest and Debt Expense

     Interest and debt expense for the three months ended September 30, 1993 and 1992 was $4,227,000 and $3,945,000, respectively. The increase in interest expense in 1993 as compared to 1992 was primarily the result of debt incurred in connection with the construction of the Philadelphia Water Department project and was partially offset by debt amortization on the Newark Boxboard and du Pont Parlin projects.

     Income Taxes

     Income tax expense for the three month periods ended September 30, 1993 and 1992 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

     Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1993 totalled approximately $3,407,000 as compared to approximately $5,213,000 at June 30, 1993. Cash equivalents consist primarily of short-term money market instruments. The decrease in cash was primarily due to recurring debt amortization and semi-annual interest payments on the Company's convertible senior subordinated debentures. The decrease was partially offset by operating cash flow from the

<Page 13>

du Pont Parlin project. However, such cash flow was not available to the Company due to restrictions in the project's financing agreement.

     Restricted cash at September 30, 1993 totalled approximately $5,289,000 as compared to approximately $5,064,000 at June 30, 1993. The increase was primarily due to the transfer of approximately $2,300,000 into a debt service reserve fund required by the du Pont Parlin project financing agreement. The increase in restricted cash at the du Pont Parlin project was partially offset by a release to the Company of $2,000,000 of restricted cash at the Newark Boxboard project in accordance with project agreements. In the future, the Company expects restricted cash to increase because of the debt service reserve funds required by the Newark Boxboard and du Pont Parlin projects.

     The Company's working capital deficiency at September 30, 1993 was approximately $10,027,000 as compared to a working capital deficiency of approximately $11,119,000 at June 30, 1993. Changes in working capital are primarily due to, in addition to the items discussed above, balloon payments aggregating $3,301,000 that will be due on equipment financing prior to September 30, 1994. Management intends to refinance or restructure certain of these balloon payments. There can be no assurance as to the success of these intended refinancings. In addition, accounts receivable increased primarily as a result of the seasonal aspects of the du Pont Parlin power sale agreement.

     Capital Resources - Working Capital Requirements

     During the year ended June 30, 1993 and the period from June 30, 1993 to the present, the Company has suffered certain setbacks. Among these were the Newark Boxboard project fire, the expenses and significant diversion of management focus required to repair the Newark Boxboard plant and the intensification of the Hawker litigation. All of these have made it difficult for the Company to refinance or sell equity in its Newark Boxboard project and thus deprived the Company of access to significant capital which would otherwise have been available for project development.

     In response to these developments, the Board of Directors of the Company initiated a plan to address the short, intermediate and long-term working capital needs of the Company. Management expects the short-term (fiscal 1994) needs of the Company to be met through the monetization of assets or other means of accelerating cash flow. An example of this is the Philadelphia Water Department project transaction. Under its terms, the Company will give up approximately $115,000 a month of project income in exchange for an up front payment of $5,000,000. The Company may repurchase approximately eighty-three percent of this project for $5,000,000 in May 1994. The Company has the option upon the payment of extension fees, to extend the repurchase period.

     In order to further enhance short-term cash flow, management has also offered discounts to certain debtors of the Company for early payment. In the aggregate, during the period July 1, 1993 through February 1994, the Company has received $1,500,000 in satisfaction of notes receivable of $1,768,000 . Under the terms of the notes, cash would not have been received until periods ranging from three months to over two years from the date of actual funding.

<Page 14>

     In November 1993, the Company entered into a letter of intent with Stewart & Stevenson, a major equipment supplier and operation and maintenance company for a $7 million credit facility to be disbursed upon the completion of certain milestones. The first disbursement of $1 million was funded on January 13, 1994 based on the agreement of the parties to the terms and conditions of operation and maintenance contracts for the Company's Newark Boxboard and du Pont Parlin projects. The second disbursement of $3.5 million was funded on March 16, 1994. Of this amount, $2.3 million was disbursed to the Company and $1.2 million remained in the Newark Boxboard project to prepay project debt, pay certain expenses of the project and create a capital improvement fund. The third disbursement of $2.5 million is expected to be funded in the near future based upon approval of loan documentation and the obtaining of necessary consents. This disbursement is intended to be utilized for prepayment of debt at the Newark Boxboard project level. It is expected that the proceeds of the Stewart & Stevenson credit facility will be repaid upon the refinancing of the Newark Boxboard term loan.

     The Company has retained NatWest Markets to evaluate and market a partial sale of equity and/or a refinancing of the Newark Boxboard project term loan for approximately $50 million. The current debt outstanding on this project is approximately $32 million. Management's objective is to complete these transactions in the near future. If management deems it prudent, management may choose to sell a partial equity interest in the Newark Boxboard project first in order to generate additional cash flow or enhance its ability to enter into a strategic alliance with a larger entity. In order to facilitate these financing arrangements, or other financing alternatives, the Company reacquired in January 1994 a twelve and one-half percent equity interest in the Newark Boxboard project which it has previously sold in March 1993. There can be no assurance that the above mentioned transactions will occur.

     With respect to satisfying the Company's long-term working capital needs, management intends to proceed with a plan to (i) restructure or divest some of its businesses, (ii) review the desirability of exchanging its three series of convertible debentures for one preferred stock instrument or other alternative which would have a more liquid market, and (iii) enter into a strategic alliance with a third party interested in investing equity into existing projects or projects as they are developed in the future. The restructuring of the Company's businesses will involve selective domestic and international cogeneration project development, an increased emphasis on the Company's niche markets, such as its standby power generation and rental businesses, stack recovery project development, and a change in emphasis on wholly-owned biogas projects in order to concentrate on developing, acquiring and selling gas producing Section 29 tax credits. In the United Kingdom, the Company will continue to develop normal biogas projects as electric prices justify. If terms and conditions are appropriate, the Company's restructuring plan may involve the sale or shutdown of certain biogas facilities and equipment manufacturing subsidiaries.

     The Company's long-term strategic plan involving an alliance with a third party may include a party who can enhance the Company's existing business, development efforts, or both. Such enhancement may involve development capital, project equity, fuel enhancement, construction or equipment services or any combination of the above.

     Despite the losses to date and the liquidity problems of the Company, management believes that it can be successful in these various plans primarily because the equity values in its portfolio of projects have not yet been fully recognized or accounted for in the Company's market capitalization.

<Page 15>

     There can be no assurance that the above plan will ultimately be successful. If the Company is unable to effect any of these options, the Company's operations would be materially adversely affected.

     Cogeneration and Waste Heat Recovery Projects - Capital Resources

     The Company has previously and expects to continue to arrange for the construction and permanent funding of its projects through long-term nonrecourse debt. Depending upon the specifics of the project and economic alternatives available, the Company either retains all of the ownership of a project or participates in project finance structures involving leases, corporate joint ventures, and limited partnerships. In the latter instances, the Company sells all or a portion of a project during its development or construction stage to third parties, and then participates in the various profit centers of such projects throughout the construction stage as well as the long-term (20+year) life of the project.

     Alternatively, the Company may use a debt/equity structure, whereby the Company retains 100% ownership of the project. In such instances, the Company's equity position in the project funded either internally, from borrowings or the sale of securities, or from financial arrangements with other parties, will enable it to retain all of the long-term (20+year) revenues of the project.

     Capital Resources - Other Capital Requirements

     In addition to the development and construction of projects, the Company's principal nonoperating expenditures over the next twelve months are expected to consist of the repayment of various short-term and long-term debt instruments primarily associated with equipment activities. In such instances, management anticipates that the sale of the underlying equipment or the refinancing of such equipment will provide the funds for repayment.

     Demand-Side Management and Biogas Fuel Projects - Capital Resources

     Generally, because the capital requirements of demand side management and biogas fuel projects are substantially less than those required by most industrial cogeneration and waste heat recovery projects, the Company finances the construction and permanent funding of these demand-side management and biogas projects primarily through the use of recourse lines of credit or loans with commercial banks and other lending institutions. Financing terms generally extend from one to seven years. Project assets are also leased by the Company on a medium to long-term basis. In most cases, wholly-owned subsidiaries are established for each project. Projects may also be structured in such a fashion as to allow the Company, or other participants, to take advantage of various tax credits that continue to exist.

     At September 30, 1993, the Company had nominal availability under existing lines of credit. Although the Company has refinanced over $6 million of debt subsequent to June 30, 1993, there can be no assurance that the Company will be successful in extending its current lines of credit or obtaining new lines of credit. Additionally, the Indenture governing one series of the Company's Convertible Senior Subordinated Debentures restricts the ability of the Company to incur new long-term indebtedness under certain circumstances.

<Page 16>

                           SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			      O'Brien Environmental Energy, Inc.
			      ----------------------------------
					(Registrant)


Dated:  March 25, 1994        /s/Joel D. Cooperman
			     ---------------------
			      Joel D. Cooperman
			      Vice President/Finance,
			      Secretary, Treasurer,
			      Chief Financial and
			      Accounting Officer


Dated:  March 25, 1994        /s/Sanders D. Newman
			      --------------------
			      Sanders D. Newman
			      General Counsel