Form 10-Q
period 1993-12-31
O BRIEN ENVIRONMENTAL ENERGY INC
filed 1994-04-12
CIK 795185

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 1993


                                   OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _______

                 Commission file number 1-9208


                    O'BRIEN ENVIRONMENTAL ENERGY, INC.

          (Exact name of registrant as specified in its charter)


          Delaware                                59-2076187
     --------------------------              --------------------
     (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification No.)


     225 South Eight Street,                           19106
          Philadelphia, PA
     -------------------------               --------------------
(Address of principal executive office)           (Zip Code)

          Registrant's telephone number, including area code:
                              (215) 627-5500


                           ------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

         As of April 8, 1994, there were 13,055,597 shares of Class A Common Stock, and 4,070,770 shares of Class B Common
Stock, par value of each class $.01, outstanding.


<Page 2>



                        TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 1993 and
          June 30, 1993 (unaudited).

          Consolidated Statements of Operations for the six months ended December 31, 1993 and 1992 (unaudited).

          Consolidated Statements of Operations for the three months ended December 31, 1993 and 1992 (unaudited).

          Consolidated Statements of Cash Flows for the six months ended December 31, 1993 and 1992 (unaudited).

          Notes to Consolidated Financial Statements (unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               Signatures

<Page 3>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
                   CONSOLIDATED BALANCE SHEETS
               December 31, 1993 and June 30, 1993
                     (Dollars in thousands)
                           (Unaudited)

                             ASSETS


                                        December 31,   June 30,
                                             1993        1993
					     ----        ----
Current assets:

     Cash and cash equivalents             $   2,548     $  5,213
     Restricted cash and cash equivalents      2,115        5,064
     Accounts receivable, net                 16,004       12,394
     Receivable from related parties             612        1,175
     Notes receivable, current                 2,361        2,564
     Inventories                               6,010        4,196
     Insurance claims receivable               2,769        5,255
     Other current assets		       2,242	    1,631
     Assets held under contractual
       arrangement                                98           --
					    --------      -------
     Total current assets                     34,759       37,492

Property, plant and equipment, net           191,992      194,217

Coalbed methane gas properties,
  held for sale                                   --        4,464

Project  development costs                     5,674        5,136

Notes receivable, noncurrent                  11,533        9,315

Notes receivable from officers                   237          246

Investments in equity affiliates               2,734        2,515

Excess of cost of investment in
  subsidiaries over net assets
  at date of acquisition, net                  2,036        2,085

Deferred financing costs, net                  5,489        5,728

Other assets                                     902        1,331
					     -------      -------
  Total assets                              $255,356     $262,529
					     =======      =======

See accompanying notes to consolidated financial statements.


<Page 4>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
                   CONSOLIDATED BALANCE SHEETS
               December 31, 1993 and June 30, 1993
                     (Dollars in thousands)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                 	      December 31,     June 30,
                                	           1993          1993
						   ----          ----
Current liabilities:
  Accounts payable              	      $  18,842     $ 19,175
  Current maturities of recourse
     long-term debt                              15,387       10,419
  Current maturities of nonrecourse
     project financing                           10,890       10,758
  Short-term borrowings                           2,992        2,199
  Other current liabilities                       6,246        6,060
  Deferred credits                                4,025            -
					       --------      -------
     Total current liabilities                   58,382       48,611

Recourse long-term debt,
  net of current maturities                      21,991       28,012
Convertible senior subordinated
  debentures                                     49,174       49,174
Nonrecourse project financing,
  net of current maturities                      91,820       97,140
Construction costs payable                        5,100        5,100
Deferred income taxes                            12,008       10,904
Other liabilities                                 7,892        7,913
					       --------     --------
                                                246,367      246,854
						-------      -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    Shares authorized 10,000,000; none
    issued
  Class A common stock, par value $.01,
    one vote per share; 40,000,000 shares
    authorized; issued 13,055,597 at
    December 31, 1993 and June 30, 1993             130          130

  Class B common stock, par value $.01,
    ten votes per share; 10,000,000 shares
    authorized; issued 4,070,770 at
    December 31, 1993 and June 30, 1993              39           39
  Additional paid-in capital                     41,353       40,053
  Accumulated deficit                           (31,887)     (23,932)
  Other                                            (646)        (615)
						-------      -------
     Total stockholders' equity                   8,989       15,675
						-------      -------
Total liabilities and stockholders'
  equity				       $255,356     $262,529
						=======      =======

See accompanying notes to consolidated financial statements.

<Page 5>
               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       for the six months ended December 31, 1993 and 1992
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                             1993          1992
					     ----          ----
Energy revenues                           $   29,778     $ 37,979
Equipment sales and services                  11,805        9,242
Rental revenues                                3,189        2,020
Development and other fees                     7,369        7,228
					   ---------      -------
                                              52,141       56,469
					   ---------      -------
Cost of energy revenues                       22,923       25,225
Cost of equipment sales and services          10,223        7,918
Cost of rental revenues                        1,227        1,110
Cost of development and other fees             7,399        5,492
					   ---------      -------
                                              41,772       39,745
					   ---------      -------
     Gross profit                             10,369       16,724

Selling, general and administrative
  expenses                                     8,872        7,026
					   ---------      -------
  Income from operations                       1,497        9,698

Interest and other income                        330          808
Interest and debt expense                     (8,703)      (7,781)
					   ---------      -------
  Income (loss) before income taxes           (6,876)       2,725

Provision for income taxes                     1,079        1,540
					   ---------      -------
Net loss                                  $   (7,955)    $  1,185
					   =========      =======
Net loss per share                        $     (.47)    $    .08
					   =========      =======
Weighted average shares
  outstanding                                 16,871       16,847
					   =========      =======

  See accompanying notes to consolidated financial statements.

<Page 6>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three months ended December 31, 1993 and 1992
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                                1993         1992
						----         ----
Energy revenues                             $ 13,469     $ 16,243
Equipment sales and services                   6,644        5,440
Rental revenues                                1,472          995
Development and other fees                       906        6,607
					     -------      -------
                                              22,491       29,285
					     -------      -------
Cost of energy revenues                       12,162       12,550
Cost of equipment sales and services           5,513        4,855
Cost of rental revenues                          693          578
Cost of development and other fees               977        5,210
					     -------      -------
                                              19,345       23,193

     Gross profit                              3,146        6,092

Selling, general and administrative
  expenses                                     3,985        3,480
					     -------      -------
  Income (loss) from operations                 (839)       2,612

Interest and other income                         77          235
Interest and debt expense                     (4,476)      (3,836)
					     -------      -------
  Loss before income taxes                    (5,238)        (989)

Provision for income taxes                       527          770
					     -------      -------
Net loss                                    $ (5,765)    $ (1,759)
					     =======      =======
Net loss per share                          $   (.34)    $   (.10)
					     =======      =======
Weighted average shares
  outstanding                                 16,871	   16,862
					     =======      =======

  See accompanying notes to consolidated financial statements.

<Page 7>
               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the six months ended December 31, 1993 and 1992
                     (Dollars in thousands)
                           (Unaudited)


                                                1993         1992
						----         ----
Cash flows from operating activities:
Net income (loss)                           $ (7,955)    $  1,185
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
     Depreciation and amortization             5,133        4,230
     Deferred income taxes                     1,104        1,490
     Equity interest in unconsolidated
       entities                                 (219)           4

Changes in assets and liabilities:
       Accounts receivable                    (3,610)       2,569
       Inventories                            (1,814)        (415)
       Receivables from related parties          563         (430)
       Notes receivable                           --       (4,573)
       Accounts payable                         (333)       2,008
       Other                                    (251)      (1,157)
					     -------      -------
         Net cash provided by (used for)
           operating activities                (7,382)      7,225
					     --------     -------
Cash flows from investing activities:

  Capital expenditures, net                   (1,862)      (2,163)
  Capital expenditures to repair
     damaged plants                          (17,548)          --
  Insurance proceeds for damaged plants       20,034           --
  Proceeds from sale of project net of
     note receivable                           2,000           --
  Project development costs                     (593)      (1,596)
  Payments on notes receivable                   246          142
  (Deposits) withdrawals into restricted
     cash accounts                             2,949       (3,524)
  Other                                          (61)      (1,274)
					     -------      -------
     Net cash provided by (used for)
       investing activities                    5,165       (8,415)
					     -------      -------
Cash flows from financing activities:

  Proceeds from long-term debt                14,013       10,362
  Repayments of long-term debt               (20,254)      (9,399)
  Net proceeds of short-term
     borrowings                                5,793          509
  Proceeds from stock issuances			  --	      270
  Other                                           --         (200)
					     -------      -------
     Net cash provided by (used for)
	financing activities                    (448)      (1,542)
					     -------      -------
Net increase (decrease) in cash and
  cash equivalents                            (2,665)         352
Cash and cash equivalents at the
     beginning of the period                   5,213        8,824
Cash and cash equivalents at the end         -------      -------
  of the period                             $  2,548     $  9,176
					     =======      =======

  See accompanying notes to consolidated financial statements.

<Page 8>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLARS IN THOUSANDS)

1.   Basis of Presentation:

     In the opinion of management, all adjustments (which consist primarily of normal recurring adjustments necessary for the fair presentation of the results of operations for the interim periods) have been included in the accompanying financial statements.

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

     During the six month periods ended December 31, 1993 and 1992, revenues associated with the project were $9,518 and $13,622, respectively. During the three month periods ended December 31, 1993 and 1992, revenues associated with the project were $7,361 and $6,276, respectively. Revenues for the six months ended December 31, 1993 consisted of business interruption insurance proceeds and revenues from partial operations in August and September and full operations for the period of October through December 1993. See "Results of Operations for the Six Months ended December 31, 1993 and 1992" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

     At December 31, 1993, nonrecourse debt associated with this project was $32,900 with a floating rate of approximately 4.5%.

3.   Parlin Project:

     During the six month periods ended December 31, 1993 and 1992, revenues associated with this project were $19,196 and $23,435, respectively. During the three months ended
     December 31, 1993 and 1992, revenues associated with the project were $5,866 and $9,606, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for the Six Months ended December 31, 1993 and 1992."

     At December 31, 1993, nonrecourse debt associated with this project was $69,810. The floating rate on approximately $20,442 of debt as of that date was approximately 4.4%, with the remainder of the debt as of that date having a fixed rate of approximately 11.1%.

4.   Sale of Projects Under Development:

     On August 27, 1993, the Company entered into an agreement with an unrelated third party to sell substantially all its proved and unproved coalbed methane gas properties for $6,500. The $6,500 consists of a $2,000 cash payment and a production payment note with a face value of $4,500. The
     $4,500 production payment note has been discounted on the books of the Company in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. See "Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources - Working Capital
     Requirements". Costs and other commitments associated with this transaction amounted to approximately $5,100, which resulted in no gain being recognized. The production payment note will be paid from a percentage of net revenues

<Page 9>

     from the coalbed methane gas properties until the earlier of
     (1) the note being paid in full or (2) 10 years.

     During the six months ended December 31, 1992, the Company recognized $4,600 of revenues upon the sale of certain contractual rights associated with projects under development. Costs associated with these sales aggregated approximately $3,000.

5.   Philadelphia Water Department Transaction:

     On November 12, 1993, the Company sold, subject to the repurchase option discussed below, the capital stock of O'Brien (Philadelphia) Cogeneration, Inc. ("OPC") and Philadelphia BioGas Supply, Inc. ("Biogas"), wholly-owned subsidiaries, and issued 5.5 million warrants for Class A Common Stock to entities controlled by an unrelated private investor for $5,000 in cash, of which $525 was set aside for the purpose of funding capital improvements to the equipment in accordance with the sales agreement. The warrants are exercisable at prices ranging from $4.00 to $6.00 per share, and have been assigned a value of $1,300 which has been reflected in additional paid-in capital. The primary assets of OPC and Biogas are a 20-year Energy Service Agreement and a 10-year Digester Gas Supply Agreement with the
     Philadelphia Municipal Authority ("Authority"). The project commenced operations in May 1993. The proceeds of $5,000, net of the assigned value of the warrants, are considered to be discounted borrowings and have been classified as Deferred credits on the Company's balance sheet since the Company has the right to repurchase OPC and Biogas in May 1994 for $5,000 plus a 17% minority interest in the project. The $1,300 value assigned to the warrants is being amortized through May 1994 using the effective interest method. The Company has the right to extend the repurchase option through August 1994 upon the payment of $350 for each one month extension. The net assets of OPC and Biogas have been presented as Assets held under contractual arrangement in the accompanying Balance
     Sheet. The Company continues to guarantee the performance of OPC and Biogas to the Authority. In addition, the Company continues to rent to OPC and Biogas the facilities and all related power generation and associated equipment for the project. The annual rent is approximately $2,350.
     Also, the Company will continue to operate and maintain the project for an annual fee of approximately $250, subject to adjustment.
     If the Company does not exercise its repurchase option, OPC and Biogas have the right to (1) purchase the facilities and all related equipment and (2) terminate the operation and maintenance contract upon payment of certain consideration.
     The Company would recognize a gain associated with the sale if the repurchase option is allowed to expire.

6.   Earnings Per Share:

     The weighted average number of shares used to compute primary earnings per share were 16,871,000 and 16,862,000 for the three month periods ended December 31, 1993 and 1992, respectively and 16,871,000 and 16,847,000 for the six month periods ended December 31, 1993 and 1992 respectively. Fully diluted earnings per share for the three month and six month periods ended December 31, 1993 and 1992 are not presented because conversion of the convertible senior subordinated debentures would be antidilutive.

7.   Income Taxes:

     Income tax expense for the three month and six month periods ended December 31, 1993 and 1992 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

<Page 10>

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


         The Company develops cogeneration, waste heat recovery and biogas projects ("Energy business"). In addition, the Company sells and rents power generation equipment ("Equipment sales, rental and services business"). Included in the Equipment sales, rental and services business is the Company's demand side management business, through which the Company provides standby power equipment to a customer for a fee.

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

         In December 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The plant returned to partial operation in August 1993 and full operation in October 1993. In February 1994, the Company reached an agreement with its insurance carrier concerning the property damage and business interruption insurance claims submitted. See "Results of Operations for the six months ended December 31, 1993 and 1992" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

         During May 1993, operations commenced at the Company's initial demand side management project (the "Philadelphia Water Department project"). The Philadelphia Water Department project consists of two ten megawatt standby power generating plants. In November 1993, the Company entered into a transaction under which it sold its interest in the Philadelphia Water Department project to entities controlled by an unrelated private investor. See "Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements.

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

         During the year ended June 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", through restatement of prior years. See "Results of Operations for the six months ended December 31, 1993 and 1992".

<Page 11>

Results of Operations for the Six Months ended December 31, 1993 and 1992

         Revenues

         Energy revenues for the six months ended December 31, 1993 and 1992 were $29,778,000 and $37,979,000, respectively.
Energy revenues primarily reflect billings associated with the Company's Newark Boxboard, du Pont Parlin and biogas projects. The decrease in energy revenues from 1992 to 1993 was attributable to reduced revenues as a result of the fire at the Company's Newark Boxboard project and to reduced revenues at the Company's du Pont Parlin project (as discussed below). Revenues recognized at the Newark Boxboard project in 1993 were $9,518,000 and consisted of business interruption insurance proceeds and revenues from partial operations in August and September and full operations for the period of October through December 1993. In comparison, the Newark Boxboard project had revenues of $13,622,000 during the same period in 1992.

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

         Revenues at the du Pont Parlin project were $19,196,000 and $23,435,000 for the six months ended December 31, 1993 and 1992, respectively. The decrease in revenues from 1992 to 1993 was primarily attributable to a gas turbine generator being shut down for repairs from late September 1993 until the middle of December 1993. In addition, $367,000 of business interruption proceeds relating to an earlier period were recognized in the six month period ended December 31, 1992.

         Energy revenues from the Company's biogas projects for the six months ended December 31, 1993 and 1992 were $1,064,000 and $922,000, respectively. The increase from 1992 to 1993 was primarily due to enhanced operating performance at existing biogas projects as well as energy revenues from the Philadelphia Water Department project through November 12, 1993, the date the project was sold.

         Equipment sales and services for the six months ended December 31, 1993 and 1992 were $11,805,000 and $9,242,000, respectively. Equipment sales from its United Kingdom operations for the six months ended December 31, 1993 and 1992 were $7,270,000 and $7,426,000, respectively. The decrease in sales from 1992 to 1993 was primarily due to backlog fluctuations and the timing of order completions. Domestic equipment sales and services for the six months ended December 31, 1993 and 1992 were $4,535,000 and $1,816,000, respectively. The increase in domestic equipment sales and services in 1993 was primarily due to the Company's expanding its business in the design and assembly of generator sets and switchgear.

         Rental revenues were $3,189,000 and $2,020,000 for the six months ended December 31, 1993 and 1992, respectively. The increase in rental revenues in 1993 as compared to 1992 was attributable to the startup in May 1993 of the Philadelphia Water Department project.

<Page 12>

         Development fees and other revenues were $7,369,000 and $7,228,000 for the six months ended December 31, 1993 and 1992, respectively. Development fees and other revenues for 1993 include $5,171,000 of revenues recognized in connection with the sale of the Company's contractual rights to develop certain coalbed methane reserves. The selling price consisted of $2,000,000 of cash and a production note receivable of $4,500,000. The Company has applied a discount factor to the production note in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. Development fees for 1993 also include $2,143,000 of revenue recognized in connection with an ongoing fuel management agreement between the Company and the California Milk Producers project as compared to $2,123,000 for the six months ended December 31, 1992. In 1992, development fees included $4,601,000 of revenues recognized in connection with the sale of various projects under development. Development fees and other for 1992 also include $456,000 of revenues recognized in connection with equipment supply agreements associated with the Hartford Steam project. The balance of development fees and other for 1993 and 1992 consists of revenues recognized in connection with management fees agreements associated with the California Milk Producers and Hartford Steam projects.

         Costs and Expenses

         Cost of sales for the six months ended December 31, 1993 and 1992 include direct costs associated with the operation of projects of $22,923,000 and $25,225,000, respectively, as well as costs associated with equipment sales and services for the six months ended December 31, 1993 and 1992 of $10,223,000 and $7,918,000, respectively. Cost of energy revenues increased as a percentage of energy revenues in 1993 as compared to 1992 primarily as a result of higher fuel costs. Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consists of natural gas fuel costs which fluctuate in response to market conditions. Management believes the Company's long-term exposure to fuel prices is partially reduced through the price provisions of its power purchase agreements, which are generally linked to the utility's cost of generating electricity or broader economic indices. In addition, fuel risk can be significantly reduced by entering into a long-term gas supply arrangement or hedge. In the short-term, the unfavorable effects of higher gas prices can be mitigated through enhanced operational performance, and the volatility of gas prices can be mitigated through hedging strategies. However, there is no assurance that any of the foregoing will prevent a reduction in gross profit percentage for the year ending June 30, 1994 or for the remaining interim periods within such year. The Company entered into a gas swap agreement whereby the Company agreed to levelize its gas costs for the three months ended December 31, 1992 and the three months ended September 30, 1993. As a result of the gas swap, natural gas costs were approximately $1,000,000 lower during the six months ended December 31, 1992 than they would have been otherwise. Conversely, natural gas costs were approximately $1,000,000 higher than they would have been otherwise for the six months ended December 31, 1993.

         Cost of equipment sales and services increased primarily as a result of the increased business associated with the Company's domestic activity in the design and assembly of generator sets and switchgear business.

         Cost of rental revenues for the six months ended
December 31, 1993 and 1992 was $1,227,000 and $1,110,000,
respectively. Costs of rental revenues decreased as a percentage of revenue from 1992 to 1993 primarily as a result of the substantial margins associated with the Philadelphia Water
Department project.

<Page 13>

         Cost of development fees and other revenue was $7,399,000 and $5,492,000 for the six months ended December 31, 1993 and 1992, respectively. In 1993, these costs consist principally of costs associated with the sale of the Company's rights to develop certain coalbed methane reserves and costs associated with a fuel management agreement with the California Milk Producers project. In 1992, these costs consist principally of costs associated with an equipment supply agreement for the Hartford Steam project and costs associated with the sale of various projects under development. The balance of costs in 1993 and 1992 consist of costs of management fees charged to project partnerships in which the Company has or had a minority interest.

         Selling, general and administrative expenses for the six months ended December 31, 1993 and 1992 were $8,872,000 and $7,026,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and increased costs associated with the Company's expansion of its business in the design and assembly of generator sets and switchgear, and was partially offset by the Company's ongoing overhead reduction activities.

         Interest and Other Income

         Fluctuations in interest and other income are primarily attributable to interest income on escrow accounts established in connection with the Newark Boxboard and du Pont Parlin projects, as well as exchange rate fluctuations on certain intercompany receivables denominated in sterling.

         Interest and Debt Expense

         Interest and debt expense for the six months ended December 31, 1993 and 1992 was $8,703,000 and $7,781,000,
respectively. The increase in interest expense in 1993 as compared to 1992 was primarily the result of debt incurred in connection with the construction of the Philadelphia Water Department project and was partially offset by debt amortization on the Newark Boxboard and du Pont Parlin projects.

         Income Taxes

         Income tax expense for the six month periods ended December 31, 1993 and 1992 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

Results of Operations for the Three Months ended December 31,
1993 and 1992

         Revenues

         Energy revenues for the three months ended December 31, 1993 and 1992 were $13,469,000 and $16,243,00, respectively.
Energy revenues primarily reflect billings associated with the Company's Newark Boxboard, du Pont Parlin and biogas projects.

         Revenues at the Newark Boxboard project were $7,361,000 and $6,276,000 for the three months ended December 31, 1993 and 1992 respectively. The increase in revenues for the three months ended December 31, 1993 as compared to the same period in 1992 is attributable to a scheduled maintenance outage which occurred in the 1992 quarter.

<Page 14>

         Revenues at the du Pont Parlin project were $5,866,000 and $9,606,000 for the three months ended December 31, 1993 and 1992, respectively. The decrease in revenues from 1992 to 1993 was primarily attributable to a gas turbine generator being shut down for repairs from late September 1993 until the middle of December 1993.

         Energy revenues from the Company's biogas projects for the three months ended December 31, 1993 and 1992 were $242,000 and $361,000, respectively. The decrease in revenues in 1993 as compared to 1992 was primarily attributable to seasonal and weather factors.

         Equipment sales and services for the three months ended December 31, 1993 and 1992 were $6,644,000 and $5,440,000, respectively. Equipment sales of Puma for the three months ended December 31, 1993 and 1992 were $3,515,000 and $4,181,000, respectively. The decrease in sales from 1992 to 1993 was primarily due to decreased production during the period.
Domestic equipment sales and services for the three months ended December 31, 1993 and 1992 were $3,129,000 and $1,259,000, respectively. The increase in domestic equipment sales and services in 1993 was primarily due to the Company's expansion of its business in the design and assembly of generator sets and switchgear.

         Rental revenues were $1,472,000 and $995,000 for the three months ended December 31, 1993 and 1992, respectively. The increase in rental revenues in 1993 as compared to 1992 was attributable to the start-up in May 1933 of the Philadelphia Water Department project.

         Development fees and other revenues were $906,000 and $6,607,000 for the three months ended December 31, 1993 and 1992, respectively. Development fees for 1993 include $862,000 of revenue recognized in connection with an ongoing fuel management agreement between the Company and the California Milk Producers project, as compared to $2,051,000 for the three month period ended December 31, 1992. In 1992, development fees included $4,276,000 of revenues recognized in connection with the sale of various projects under development. Development fees and other for 1992 also include $230,000 of revenues recognized in connection with equipment supply agreements associated with the Hartford Steam project. The balance of development fees and other for 1993 and 1992 consists of revenues recognized in connection with management fees agreements associated with the California Milk Producers and Hartford Steam projects.

         Costs and Expenses

         Cost of sales for the three months ended December 31, 1993 and 1992 include direct costs associated with the operation of projects of $12,162,000 and $12,550,000, respectively as well as costs associated with equipment sales and services for the three months ended December 31, 1993 and 1992 of $5,513,000 and $4,855,000, respectively. Cost of energy revenues increased as a percentage of energy revenues in 1993 versus 1992 primarily as a result of higher fuel costs. Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consists of natural gas fuel costs which fluctuate in response to market conditions. Management believes the Company's long-term exposure to fuel prices is partially reduced through the price provisions of its power purchase agreements, which are generally linked to the utility's cost of generating electricity

<Page 15>

or broader economic indices. In addition, fuel risk can be significantly reduced by entering into a long-term gas supply arrangement or hedge. In the short-term, the unfavorable effects of higher gas prices can be mitigated through enhanced operational performance, and the volatility of gas prices can be mitigated through hedging strategies. However, there is no assurance that any of the foregoing will prevent a reduction in gross profit percentage for the year ending June 30, 1994 or for the interim periods within such year. The Company entered into a gas swap agreement whereby the Company agreed to levelized its gas costs for the three months ended December 31, 1992 and the three months ended September 30, 1993. As a result of the gas swap, natural gas costs were approximately $1,000,000 lower during the three months ended December 31, 1992 than they would have been otherwise. Conversely, natural gas costs were approximately $1,000,000 higher than they would have been otherwise for the three months ended September 30, 1993.

         Cost of equipment sales and services as a percentage of revenues decreased primarily as a result of increased business associated with the Company's domestic design and assembly of generator sets and switchgear business.

         Cost of rental revenues for the three months ended
December 31, 1993 and 1992 was $693,000 and $640,000,
respectively. Costs of rental revenues decreased as a percentage of revenue from 1992 to 1993 primarily as a result of the substantial margins associated with the Philadelphia Water
Department project.

         Cost of development fees and other revenue was $977,000 and $5,210,000 for the three months ended December 31, 1993 and 1992, respectively. In 1993, these costs consist principally of costs associated with a fuel management agreement with the California Milk Producers project as well as residual expenses incurred in connection with the sale of the Company's contractual rights to develop certain coal bed methane reserves. In 1992, these costs consist principally of costs associated with a gas supply agreement with the California Milk Producers project, costs associated with the sale of various projects under development and costs associated with an equipment supply agreement for the Hartford Steam project. The balance of costs in 1993 and 1993 consist of costs of management fees charged to project partnerships in which the Company has or had a minority interest.

         Selling, general and administrative expenses for the three months ended December 31, 1993 and 1992 were $4,185,000 and $3,480,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and various other activities as well as increased costs associated with the Company's expansion of its business in the design and assembly of generator sets and switchgear, and was partially offset by the Company's ongoing overhead reduction activities.

         Interest and Other Income

         Fluctuations in interest and other income are primarily attributable to interest income on escrow accounts established in connection with the Newark Boxboard and du Pont Parlin projects, as well as exchange rate fluctuations on certain intercompany receivables denominated in sterling.

<Page 16>

         Interest and Debt Expense

         Interest and debt expense for the three months ended December 31, 1993 and 1992 was $4,476,000 and $3,836,000,
respectively. The increase in interest expense in 1993 as compared to 1992 was primarily the result of debt incurred in connection with the construction of the Philadelphia Water Department project and was partially offset by debt amortization on the Newark Boxboard and du Pont Parlin projects.

         Income Taxes

         Income tax expense for the three month periods ended December 31, 1993 and 1992 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

         Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 1993 totalled approximately $2,548,000 as compared to approximately $5,213,000 at June 30, 1993. Cash equivalents consist primarily of short-term money market instruments. The decrease in cash was primarily due to recurring debt amortization and the September 1993 semi-annual interest payments on the Company's convertible senior subordinated debentures. The decrease was partially offset by operating cash flow from the Newark Boxboard and du Pont Parlin projects. However, such cash flow was not available to the Company due to restrictions in the project's financing agreement.

         Restricted cash at December 31, 1993 totalled approximately $2,115,000 as compared to approximately $5,064,000 at June 30, 1993. The increase was primarily due to the transfer of approximately $2,300,000 into a debt service reserve fund required by the du Pont Parlin project financing agreement. This was offset by the use of approximately $3,300,000 of restricted cash needed to fund the December 1993 semi-annual principal and interest payment. This funding from the restricted cash account was required primarily as a result of a gas turbine generator being shutdown for repairs during the three months ended December 1993, as discussed in "Results of Operations". In addition, restricted cash decreased as a result of a release to the Company of $2,000,000 at the Newark Boxboard project in accordance with project agreements. In the future, the Company expects restricted cash to increase because of the debt service reserve funds required by the Newark Boxboard and du Pont Parlin projects.

         The Company's working capital deficiency at December 31, 1993 was approximately $23,623,000 as compared to a working capital deficiency of approximately $11,119,000 at June 30, 1993. Changes in working capital are primarily due to, in addition to the items discussed above, balloon payments that will be due on equipment financing prior to December 31, 1994. Management intends to refinance or restructure certain of these balloon payments. There can be no assurance as to the success of these intended refinancings. In addition, accounts receivable increased primarily as a result of the fully operational status of the Newark Boxboard project at December 31, 1993, as compared to its non-operational status at June 30, 1993 as a result of the fire.

<Page 17>

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

         In order to further enhance short-term cash flow, management has also offered discounts to certain debtors of the Company for early payment. In the aggregate, during the period July 1, 1993 through February 1994, the Company has received $1,500,000 in satisfaction of notes receivable of $1,768,000. Under the terms of the notes, cash would not have been received until periods ranging from three months to over two years from the date of actual funding.

         In November 1993, the Company entered into a letter of intent with Stewart & Stevenson Services, Inc., a major equipment supplier and operation and maintenance company for a $7,000,000 credit facility to be disbursed upon the completion of certain milestones. The first disbursement of $1,000,000 was funded on January 13, 1994 based on the agreement of the parties to the terms and conditions of operation and maintenance contracts for the Company's Newark Boxboard and du Pont Parlin projects. The second disbursement of $3,500,000 was funded on March 16, 1994.
Of this amount, $2,300,000 was disbursed to the Company and $1,200,000 remained in the Newark Boxboard project to prepay project debt, pay certain expenses of the project and create a capital improvement fund. A third disbursement of $2,500,000 is expected to be available to the Company in the near future based upon approval of loan documentation and the obtaining of necessary consents. This disbursement is intended to be utilized for prepayment of debt at the Newark Boxboard project level. It is expected that the proceeds of the Stewart & Stevenson credit facility will be repaid upon the refinancing of the Newark Boxboard term loan.

         The Company has retained NatWest Markets to evaluate and market a partial sale of equity and/or a refinancing of the Newark Boxboard project term loan for an aggregate principal amount of approximately $50,000,000. The current debt outstanding on this project is approximately $32,000,000. In addition, the Company is currently evaluating a partial sale of equity in its du Pont Parlin project. Management's objective is to complete these transactions in the near future. Management may, prior to a refinancing of the Newark Boxboard project, choose to sell a partial equity interest in the Newark Boxboard and/or the du Pont Parlin project in order to generate additional cash flow or enhance its ability to enter into a strategic alliance with a larger entity. There can be no assurance that the above mentioned transactions will occur. In order to facilitate these financing arrangements, or other financing alternatives, the Company reacquired in January 1994 a twelve and one-half percent equity interest in the Newark
Boxboard project which it has previously sold in March 1993.

<Page 18>

         With respect to satisfying the Company's long-term working capital requirements, management intends to proceed with a plan to (i) restructure or divest some of its businesses, (ii) exchange its three series of convertible debentures for one preferred stock instrument or other alternative which would have a more liquid market, and (iii) enter into a strategic alliance with a third party interested in investing equity into existing projects or projects as they are developed in the future. The restructuring of the Company's businesses will involve selective domestic and international cogeneration project development, an increased emphasis on the Company's niche markets, such as its standby power generation and rental businesses, stack recovery project development, and a change in emphasis on wholly-owned biogas projects in order to concentrate on developing, acquiring and selling gas producing
Section 29 tax credits. In the United Kingdom, the Company will continue to develop normal biogas projects as electric prices justify. If terms and conditions are appropriate, the Company's restructuring plan may involve the sale or shutdown of certain biogas facilities and equipment manufacturing subsidiaries.

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

         On March 14, 1994 the Company announced that it had elected to take advantage of the 30-day grace period allowable with respect to the payment of interest on its three bond indentures relating to its convertible senior subordinated debentures. The amount of the interest due at the end of the grace period, April 14, 1994, is $2,519,000.
The Company also announced that it had engaged Jefferies & Company, Inc. as advisor to develop a proposal for the exchange of the Company's three series of convertible senior subordinated debentures and to provide other advisory services. The Board of Directors determined that a modification of the Company's capital structure was advisable in order to strengthen the Company's working capital position and to provide a stronger foundation for growth. Accordingly, the Board of Directors elected not to make the March 15, 1994 interest payment, with respect to each of the Company's three series of convertible senior subordinated debentures. Further, they instructed the officers of the Company and the Company's financial advisor, Jeffries & Company, Inc. to implement a program under which the Company will offer to all holders of its debentures an opportunity to exchange their existing debentures for a new issuance of securities of the Company.

     Cogeneration and Waste Heat Recovery Projects - Capital
     Resources

         The Company has previously and expects to continue to arrange for the construction and permanent funding of its projects through long-term nonrecourse debt. Depending upon the specifics of the project and the economic alternatives available, the Company either retains all of the ownership of a project or participates in project finance structures involving leases, corporate joint ventures, and limited partnerships. In the latter instances, the Company sells all or a portion of a project during its development or construction stage to third parties, and then participates in the various profit centers of such projects throughout the construction stage as well as the long-term
(20+year) life of the project.

<Page 19>

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

         Demand Side Management and Biogas Fuel Projects -
Capital Resources

         Generally, because the capital requirements of demand side management and biogas fuel projects are substantially less than those required by most industrial cogeneration and waste heat recovery projects, the Company finances the construction and permanent funding of these demand side management and biogas projects primarily through the use of recourse lines of credit or loans with commercial banks and other lending institutions. Financing terms generally extend from one to seven years.
Project assets are also leased by the Company on a medium to long-term basis. In most cases, wholly-owned subsidiaries are established for each project. Projects may also be structured in such a fashion as to allow the Company, or other participants, to take advantage of various tax credits that continue to exist.

         At December 31, 1993, the Company had nominal availability under existing lines of credit. Although the Company has refinanced over $6,000,000 of debt subsequent to June 30, 1993, there can be no assurance that the Company will be successful in extending its current lines of credit or obtaining new lines of credit. Additionally, the Indenture governing one series of the Company's convertible senior subordinated debentures restricts the ability of the Company to incur new long-term indebtedness under certain circumstances.

<Page 20>

Part II  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          None

                 (b)      Reports on Form 8-K

                          None

<Page 21>
                          SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              O'Brien Environmental Energy, Inc.
			      ----------------------------------
                                        (Registrant)


Dated:  April 11, 1994       /s/Joel D. Cooperman
			     ---------------------------
                             Joel D. Cooperman
                             Financial and
                             Accounting Officer


Dated:  April 11, 1994       /s/Sanders D. Newman
			    ----------------------------
                             Sanders D. Newman
                             General Counsel