Form 10-Q/A
period 1993-12-31
O BRIEN ENVIRONMENTAL ENERGY INC
filed 1994-04-13
CIK 795185

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q/A


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


                                                1993         1992
						----         ----
Cash flows from operating activities:
Net income (loss)                           $ (7,955)    $  1,185
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
     Depreciation and amortization             5,133        4,230
     Deferred income taxes                     1,104        1,490
     Equity interest in unconsolidated
       entities                                 (219)           4

Changes in assets and liabilities:
       Accounts receivable                    (3,610)       2,569
       Inventories                            (1,814)        (415)
       Receivables from related parties          563         (430)
       Notes receivable                           --       (4,573)
       Accounts payable                         (333)       2,008
       Other                                    (251)       1,157
					     -------      -------
         Net cash provided by (used for)
           operating activities                (7,382)      7,225
					     --------     -------
Cash flows from investing activities:

  Capital expenditures, net                   (1,862)      (2,163)
  Capital expenditures to repair
     damaged plants                          (17,548)          --
  Insurance proceeds for damaged plants       20,034           --
  Proceeds from sale of project net of
     note receivable                           2,000           --
  Project development costs                     (593)      (1,596)
  Payments on notes receivable                   246          142
  (Deposits) withdrawals into restricted
     cash accounts                             2,949       (3,524)
  Other                                          (61)      (1,274)
					     -------      -------
     Net cash provided by (used for)
       investing activities                    5,165       (8,415)
					     -------      -------
Cash flows from financing activities:

  Proceeds from long-term debt                14,013       10,362
  Repayments of long-term debt               (20,254)      (9,399)
  Net proceeds of short-term
     borrowings                                5,793          509
  Proceeds from stock issuances			  --	      270
  Other                                           --         (200)
					     -------      -------
     Net cash provided by (used for)
	financing activities                    (448)       1,542
					     -------      -------
Net increase (decrease) in cash and
  cash equivalents                            (2,665)         352
Cash and cash equivalents at the
     beginning of the period                   5,213        8,824
Cash and cash equivalents at the end         -------      -------
  of the period                             $  2,548     $  9,176
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

         Selling, general and administrative expenses for the three months ended December 31, 1993 and 1992 were $3,985,000 and $3,480,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and various other activities as well as increased costs associated with the Company's expansion of its business in the design and assembly of generator sets and switchgear, and was partially offset by the Company's ongoing overhead reduction activities.

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