Form 10-Q
period 1994-03-31
O BRIEN ENVIRONMENTAL ENERGY INC
filed 1994-05-16
CIK 795185

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-Q


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994


                                   OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _______

                 Commission file number 1-9208


                    O'BRIEN ENVIRONMENTAL ENERGY, INC.
		    ----------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                59-2076187
     --------------------------              --------------------
     (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification No.)


     225 South Eighth Street,                           19106
          Philadelphia, PA
     -------------------------               --------------------
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

Yes (X)  No ( )

         As of May 12, 1994, there were 13,055,597 shares of Class A Common Stock, and 4,070,770 shares of Class B Common
Stock, par value of each class $.01, outstanding.


<Page 2>



                        TABLE OF CONTENTS


Part I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1994 and
          June 30, 1993 (unaudited).

          Consolidated Statements of Operations for the nine months ended March 31, 1994 and 1993 (unaudited).

          Consolidated Statements of Operations for the three months ended March 31, 1994 and 1993 (unaudited).

          Consolidated Statements of Cash Flows for the nine months ended March 31, 1994 and 1993 (unaudited).

          Notes to Consolidated Financial Statements (unaudited).

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

               Signatures

<Page 3>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
                   CONSOLIDATED BALANCE SHEETS
               March 31, 1994 and June 30, 1993
                     (Dollars in thousands)
                           (Unaudited)

                             ASSETS


                                          March 31,   June 30,
                                             1994        1993
					     ----        ----
Current assets:

     Cash and cash equivalents             $   4,127     $  5,213
     Restricted cash and cash equivalents      8,182        5,064
     Accounts receivable, net                 17,743       12,394
     Receivable from related parties             882        1,175
     Notes receivable, current                   759        2,564
     Inventories                               3,618        4,196
     Insurance claims receivable                  --        5,255
     Other current assets		       3,040	    1,631
     Assets held under contractual
       arrangement                                98           --
					    --------      -------
     Total current assets                     38,449       37,492

Property, plant and equipment, net           193,396      194,217

Coalbed methane gas properties,
  held for sale                                   --        4,464

Project development costs                      5,672        5,136

Notes receivable, noncurrent                   5,309        9,315

Notes receivable from officers                   237          246

Investments in equity affiliates               2,732        2,515

Excess of cost of investment in
  subsidiaries over net assets
  at date of acquisition, net                  2,011        2,085

Deferred financing costs, net                  5,384        5,728

Other assets                                     492        1,331
					     -------      -------
  Total assets                              $253,682     $262,529
					     =======      =======

See accompanying notes to consolidated financial statements.


<Page 4>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
                   CONSOLIDATED BALANCE SHEETS
                 March 31, 1994 and June 30, 1993
                     (Dollars in thousands)
                           (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                 	         March 31,     June 30,
                                	           1994          1993
						   ----          ----
Current liabilities:
  Accounts payable              	      $  20,274       $ 19,175
  Convertible senior subordinated
  debentures (Note 2)				 49,174		   -
  Current maturities of recourse
     long-term debt (Note 3)                     26,906         10,419
  Current maturities of nonrecourse
     project financing                           10,890         10,758
  Short-term borrowings                           2,721          2,199
  Other current liabilities                       7,549          6,060
  Deferred credits                                4,675              -
					       --------        -------
     Total current liabilities                  122,189         48,611

Recourse long-term debt,
  net of current maturities                      13,397         28,012
Convertible senior subordinated
  debentures                                          -         49,174
Nonrecourse project financing,
  net of current maturities                      90,820         97,140
Construction costs payable                        5,100          5,100
Deferred income taxes                            12,484         10,904
Other liabilities                                 1,626          7,913
					       --------       --------
                                                245,616        246,854
						-------        -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    Shares authorized 10,000,000; none
    issued
  Class A common stock, par value $.01,
    one vote per share; 40,000,000 shares
    authorized; issued 13,055,597 at
    March 31, 1994 and June 30, 1993                130            130

  Class B common stock, par value $.01,
    ten votes per share; 10,000,000 shares
    authorized; issued 4,070,770 at
    March 31, 1994 and June 30, 1993                 39             39
  Additional paid-in capital                     41,353         40,053
  Accumulated deficit                           (32,789)       (23,932)
  Other                                            (667)          (615)
						-------        -------
     Total stockholders' equity                   8,066         15,675
						-------        -------
Total liabilities and stockholders'
  equity				       $253,682       $262,529
						=======        =======

See accompanying notes to consolidated financial statements.

<Page 5>
               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       for the nine months ended March 31, 1994 and 1993
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                             1994          1993
					     ----          ----
Energy revenues                           $   47,496     $ 52,055
Equipment sales and services                  18,680       13,129
Rental revenues                                4,414        2,668
Development and other fees                     8,427        8,307
Revenues from related parties			--	      346
					   ---------      -------
                                              79,017       76,505
					   ---------      -------
Cost of energy revenues                       36,694       34,893
Cost of equipment sales and services          17,046       11,261
Cost of rental revenues                        1,854        1,452
Cost of development and other fees             8,452        6,469
Cost of revenues from related parties	     	--	      322
					   ---------      -------
                                              64,046       54,397
					   ---------      -------
     Gross profit                             14,971       22,108

Selling, general and administrative
  expenses                                    13,799       10,999
					   ---------      -------
  Income from operations                       1,172       11,109

Interest and other income                      4,677        5,413
Interest and debt expense                    (13,100)     (11,556)
					   ---------      -------
  Income (loss) before income taxes           (7,251)       4,966

Provision for income taxes                     1,606        2,310
					   ---------      -------
Net income (loss)                         $   (8,857)    $  2,656
					   =========      =======
Net income (loss) per share               $     (.53)    $    .16
					   =========      =======
Weighted average shares
  outstanding                                 16,871       16,813
					   =========      =======

  See accompanying notes to consolidated financial statements.

<Page 6>

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three months ended March 31, 1994 and 1993
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                                1994         1993
						----         ----
Energy revenues                             $ 17,718     $ 14,076
Equipment sales and services                   6,875        3,887
Rental revenues                                1,225          648
Development and other fees                     1,058        1,079
Revenues from related parties			 --	      346
					     -------      -------
                                              26,876       20,036
					     -------      -------
Cost of energy revenues                       13,771        9,668
Cost of equipment sales and services           6,823        3,343
Cost of rental revenues                          627          342
Cost of development and other fees             1,053          977
Cost of revenues from related parties		--	      322
					     -------      -------
                                              22,274       14,652
					     -------      -------
     Gross profit                              4,602        5,384

Selling, general and administrative
  expenses                                     4,927        3,973
					     -------      -------
  Income (loss) from operations                 (325)       1,411

Interest and other income                      4,347        4,605
Interest and debt expense                     (4,397)      (3,775)
					     -------      -------
  Loss before income taxes                      (375)       2,241

Provision for income taxes                       527          770
					     -------      -------
Net income (loss)                           $   (902)    $  1,471
					     =======      =======
Net income (loss) per share                 $   (.05)    $    .09
					     =======      =======
Weighted average shares
  outstanding                                 16,871	   16,848
					     =======      =======

  See accompanying notes to consolidated financial statements.

<Page 7>
               O'BRIEN ENVIRONMENTAL ENERGY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the nine months ended March 31, 1994 and 1993
                     (Dollars in thousands)
                           (Unaudited)


                                                1994         1993
						----         ----
Cash flows from operating activities:
Net income (loss)                           $  (8,857)    $  2,656
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
     Depreciation and amortization             7,693        6,725
     Deferred income taxes                     1,580        1,706
     Equity interest in unconsolidated
       entities                                 (217)          80
     Gain from settlement of insurance
       claims				      (4,499)	       --

Changes in assets and liabilities:
       Accounts receivable                    (5,349)       5,156
       Inventories                               578         (303)
       Receivables from related parties          293         (319)
       Notes receivable                        1,814      (10,833)
       Accounts payable                        1,099         (265)
       Other                                   1,115        1,518
					     -------      -------
         Net cash provided by (used for)
           operating activities                (4,750)      6,121
					     --------     -------
Cash flows from investing activities:

  Capital expenditures, net                   (2,792)      (6,355)
  Capital expenditures to repair
     damaged plants                          (21,663)           -
  Insurance proceeds for damaged plants       28,000            -
  Proceeds from sale of project net of
     note receivable                           2,000            -
  Project development costs                     (619)      (1,920)
  Payments on notes receivable                 1,077          645
  Deposits into restricted cash
     accounts                                 (3,118)      (4,191)
  Other                                         (427)      (2,253)
					     -------      -------
     Net cash provided by (used for)
       investing activities                    2,458      (14,074)
					     -------      -------
Cash flows from financing activities:

  Proceeds from long-term debt                14,514       20,329
  Repayments of long-term debt               (18,830)     (15,680)
  Net proceeds of short-term
     borrowings                                5,522          537
  Proceeds from stock issuances			   -	      274
  Other                                            -         (200)
					     -------      -------
     Net cash provided by
	financing activities                   1,206        5,260
					     -------      -------
Net decrease in cash and
  cash equivalents                            (1,086)      (2,693)
Cash and cash equivalents at the
     beginning of the period                   5,213        8,824
					     -------	  -------
Cash and cash equivalents at the end
  of the period                             $  4,127     $  6,131
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

2.     Convertible Senior Subordinated Debentures:

       The Company did not make the March 15, 1994 interest payment on its three series of Convertible Senior Subordinated Debentures ("Debentures") within the grace period which expired on April 14, 1994. As a result of this default, the $49,174,000 balance of all outstanding Debentures has been classified as a current liability. The Company filed a registration statement with the Securities and Exchange Commission on May 13, 1994 relating to a proposed exchange offer for the Debentures. For further information see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Capital Resources".

3.     Current Maturities of Recourse Long-Term Debt:

       As a result of defaults the Company has classified an additional $8,064,000 for a total of $26,906,000 of its recourse debt as a current liability. The Company is having discussions with its various lenders regarding the defaults, and is developing a program to restructure this debt. This program will provide, among other things, an extended amortization of the debt and the sale of equipment which is not currently being utilized in an operating project or which has not been designated for a project under development. To date no lender has accelerated the payment of its loans with the Company. There can be no assurance that the program will be approved by the Company's lenders and be implemented. In the event that the Company is unable to effect this program, the Company's financial position and operations would be materially adversely affected.

4.     Newark Project:

       On December 25, 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The fire has been classified by the local fire commissioner as accidental. The plant returned to partial operation in August 1993 and full operation in October 1993. In February 1994, the Company and its insurance carrier for the Newark Boxboard project reached an agreement concerning the property damage and business interruption insurance claims submitted in connection with the fire. As a result of the insurance settlement and the subsequent repairs made to the project, the Company recognized an involuntary conversion gain of $4,499,000 in March 1994, which was included in other income on the Consolidated Statement of Operations.

       During the nine month periods ended March 31, 1994 and 1993, revenues associated with the project were $15,943,000 and $16,598,000, respectively. Revenues for the nine months ended March 31, 1994 consisted of business interruption insurance proceeds and revenues from partial operations in August and September and full operations for the period of October 1993 through March 1994. Revenues for the nine months ended March 31, 1993 consisted of business interruption insurance proceeds and revenues from operations for the period of July through December 1992. During the three month periods ended March 31, 1994 and 1993, revenues associated with the project were $6,425,000 and $2,976,000,

Page <9>

       respectively. Revenues for the three months ended March 31, 1994 reflect full operations whereas the three months ended March 31, 1993 consisted entirely of business interruption insurance proceeds. See "Results of Operations for the Nine Months ended March 31, 1994 and 1993" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

       At March 31, 1994, nonrecourse debt associated with this project was $31,900,000, with a floating rate of approximately 4.7%.

5.     Parlin Project:

       During the nine month periods ended March 31, 1994 and 1993, revenues associated with this project were $30,246,000 and $34,211,000 respectively. During the three months ended March 31, 1994 and 1993, revenues associated with the project were $11,050,000 and $10,776,000 respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for the Nine Months ended March 31, 1994 and 1993."

       At March 31, 1994, nonrecourse debt associated with this project was $69,810,000. The floating rate on approximately $20,442,000 of this debt as of that date was approximately 4.9%, with the remainder of the debt as of that date having a fixed rate of approximately 11.1%.

6.     Sale of Equity Interest:

       Effective March 31, 1993, the Company sold a 12.5% interest in all proceeds received by the Company in its capacity as a stockholder of O'Brien (Newark) Cogeneration, Inc., a wholly-owned subsidiary, to a third party for a promissory note in the amount of $6,250,000. The costs associated with the sale amounted to $1,667,000 which resulted in a net gain of $4,583,000 recognized in the third quarter of 1993. On January 18, 1994, the Company repurchased the 12.5% interest from the third party for the $6,250,000 and the forgiveness of accrued interest. As a result of repurchasing the 12.5% interest in O'Brien (Newark) Cogeneration, Inc., the Company recorded a charge in the fourth quarter of 1993 of $4,583,000 to defer the net gain recognized in the third quarter. The minority interest of $1,667,000 established in the third quarter and the deferred gain of $4,583,000 recorded in the fourth quarter are in other liabilities in the accompanying consolidated balance sheet at June 30, 1993. The Company offset the $6,250,000 note receivable, $1,667,000 minority interest and $4,583,000 deferred gain in January 1994, the effective date of the repurchase agreement for the 12.5% interest in O'Brien (Newark) Cogeneration, Inc.

7.     Sale of Projects Under Development:

       On August 27, 1993, the Company entered into an agreement with an unrelated third party to sell substantially all its proved and unproved coalbed methane gas properties for $6,500,000. The $6,500,000 consists of a $2,000,000 cash payment and a production payment note with a face value of $4,500,000. The $4,500,000 production payment note has been discounted on the books of the Company in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources - Working Capital Requirements". Costs and other commitments associated with this transaction amounted to approximately $5,100,000, which resulted in no gain being recognized. The production payment note will be paid from a percentage of net revenues from the coalbed methane gas properties until the earlier of (1) 10 years whether paid in full or not or (2) the note being paid in full.

Page <10>

       During the nine months ended March 31, 1993, the Company recognized $4,600,000 of revenues upon the sale of certain contractual rights associated with projects under development. Costs associated with these sales aggregated approximately $3,000,000.

8.     Philadelphia Water Department Transaction:

       On November 12, 1993, the Company sold, subject to the repurchase option discussed below, the capital stock of O'Brien (Philadelphia) Cogeneration, Inc. ("OPC") and Philadelphia BioGas Supply, Inc. ("Biogas"), wholly-owned subsidiaries, and issued 5.5 million warrants for Class A Common Stock to entities controlled by an unrelated private investor for $5,000,000 in cash, of which $525,000 was set aside for the purpose of funding capital improvements to the equipment in accordance with the sales agreement. The warrants are exercisable at prices ranging from $4.00 to $6.00 per share, and have been assigned a value of $1,300,000 which has been reflected in additional paid-in capital. The primary assets of OPC and Biogas are a 20-year Energy Service Agreement and a 10-year Digester Gas Supply Agreement with the Philadelphia Municipal Authority ("Authority"). The project commenced operations in May 1993. The proceeds of $5,000,000 net of the assigned value of the warrants, are considered to be discounted borrowings and have been classified as Deferred credits on the Company's balance sheet since the Company has the right to repurchase OPC and Biogas in May 1994 for $5,000,000 plus a 17% minority interest in the project. The $1,300,000 value assigned to the warrants is being amortized through May 1994 using the effective interest method. The Company has the right to extend the repurchase option through August 1994 upon the payment of $350,000 for each one month extension. The Company has extended its right to repurchase OPC and Biogas through June 1994. The net assets of OPC and Biogas have been presented as Assets held under contractual arrangement in the accompanying Balance Sheet. The Company continues to guarantee the performance of OPC and Biogas to the Authority. In addition, the Company continues to rent to OPC and Biogas the facilities and all related power generation and associated equipment for the project. The annual rent is approximately $2,350,000. Also, the Company continues to operate and maintain the project for an annual fee of approximately $250,000 subject to adjustment. If the Company does not exercise its repurchase option, OPC and Biogas have the right to (1) purchase the facilities and all related equipment and (2) terminate the operation and maintenance contract upon payment of certain consideration. The Company would recognize a gain associated with the sale if the repurchase option is allowed to expire.

9.     Litigation Settlement:

       On May 3, 1994, the Company settled all remaining actions between it and Hawker Siddeley Power Engineering, Inc. ("Hawker Siddeley"). As a result of this settlement the Company gave Hawker Siddeley a promissory note in the amount of $1,500,000. The note has scheduled principal payments of $250,000 on June 15, 1994, $375,000 on April 1, 1995 and
       1996 and $500,000 on April 1, 1998. The final payment of $500,000 would become payable at an earlier date if the Company were to enter into certain transactions involving the sale or disposition of certain assets.

10.    Earnings Per Share:

       The weighted average number of shares used to compute primary earnings per share were 16,871,000 and 16,848,000 for the three month periods ended March 31, 1994 and 1993, respectively and 16,871,000 and 16,813,000 for the nine month periods ended March 31, 1994 and 1993, respectively. Fully diluted earnings per share for the three month and nine month periods ended March 31, 1994 and 1993 are not presented because conversion of the convertible senior subordinated debentures would be antidilutive.

Page <11>

11.    Income Taxes:

       Income tax expense for the three month and nine month periods ended March 31, 1994 and 1993 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

Page <12>
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


       The Company develops and manages cogeneration, waste heat recovery and biogas projects ("Energy business"). In addition, the Company sells, rents and services power generation equipment ("Equipment sales, rental and services business"). Included in the Equipment sales, rental and services business is the Company's standby/peak shaving business, through which the Company provides standby power equipment to customers for a fee.

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

       In December 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The plant returned to partial operation in August 1993 and full operation in October 1993. In February 1994, the Company reached an agreement with its insurance carrier concerning the property damage and business interruption insurance claims submitted. See "Results of Operations for the Nine Months ended March 31, 1994 and 1993" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

       During May 1993, operations commenced at the Company's initial standby/peak shaving project (the "Philadelphia Water Department project"). The Philadelphia Water Department project consists of two ten megawatt standby power generating plants. In November 1993, the Company entered into a transaction under which it sold its interest in the Philadelphia Water Department project to entities controlled by an unrelated private investor. See "Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

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

       During the three months ended March 31, 1994 the Company ceased operating a United Kingdom subsidiary, which was in the business of manufacturing low voltage switchgear. Pretax losses associated with this United Kingdom subsidiary were $1,010,000 and $411,000 for the nine month and three month periods ended March 31, 1994, respectively. Included in these losses were costs of $244,000 associated with the closure of the business.

       On May 12, 1994 the Company reduced its workforce at its corporate headquarters by 20% as part of its ongoing effort to reduce costs.

Page <13>

       During the year ended June 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", through restatement of prior years. See "Results of Operations for the Nine Months ended March 31, 1994 and 1993".


Results of Operations for the Nine Months ended March 31, 1994 and 1993

       Revenues

       Energy revenues for the nine months ended March 31, 1994 and 1993 were $47,496,000 and $52,055,000, respectively. Energy revenues primarily reflect billings associated with the Company's Newark Boxboard, du Pont Parlin and biogas projects. The decrease in energy revenues from 1993 to 1994 was primarily attributable to reduced revenues at the Company's du Pont Parlin project (as discussed below). Revenues recognized at the Newark Boxboard project in 1994 were $15,943,000 and consisted of business interruption insurance proceeds and revenues from partial operations in August and September and full operations for the period of October 1993 through March 1994. In comparison, the Newark Boxboard project had revenues of $16,598,000 during the same period in 1993 consisting of revenues from operations for the period of July through December 1992 and business interruption proceeds for the period of January through March 1993.

       In February 1994, the Company and its insurance carrier for the Newark Boxboard project reached an agreement concerning the property damage and business interruption insurance claims submitted in connection with the fire. Under the terms of the agreement, the insurance carrier agreed to a minimum settlement of $36,000,000. In addition, the Company has the right to receive up to an additional $1,400,000 upon the recovery by the insurance carrier of its claims against third parties. As a result of the insurance settlement and the subsequent repairs made to the project, the Company recognized an involuntary conversion gain of $4,499,000 in March 1994, which was included in other income on the Company's Consolidated Statement of Operations.

       Revenues at the du Pont Parlin project were $30,246,000 and $34,211,000 for the nine months ended March 31, 1994 and 1993, respectively. The decrease in revenues from 1993 to 1994 was primarily attributable to a gas turbine generator being shut down for repairs from late September 1993 until the middle of December 1993. Business interruption proceeds of $367,000 which relate to an earlier period were recognized in the nine month period ended March 31, 1993.

       Energy revenues from the Company's biogas projects for the nine months ended March 31, 1994 and 1993 were $1,307,000 and $1,246,000, respectively. The increase from 1993 to 1994 was primarily due to energy revenues from the Philadelphia Water Department project through November 12, 1993, the date the project was sold.

       Equipment sales and services for the nine months ended March 31, 1994 and 1993 were $18,680,000 and $13,129,000, respectively.
Equipment sales from United Kingdom operations for the nine months ended March 31, 1994 and 1993 were $10,939,000 and $10,331,000, respectively. The increase in sales from 1993 to 1994 was primarily due to backlog fluctuations and the timing of order completions. Domestic equipment sales and services for the nine months ended March 31, 1994 and 1993 were $7,741,000 and $2,798,000, respectively. The increase in domestic equipment

Page <14>

sales and services in 1994 was primarily due to the Company's expanding its business in the design and assembly of generator sets and switchgear.

       Rental revenues were $4,414,000 and $2,668,000 for the nine months ended March 31, 1994 and 1993, respectively. The increase in rental revenues in 1994 as compared to 1993 was attributable to the startup in May 1993 of the Philadelphia Water Department project.

       Development fees and other revenues were $8,427,000 and $8,307,000 for the nine months ended March 31, 1994 and 1993, respectively. Development fees and other revenues for 1994 include $5,171,000 of revenues recognized in connection with the sale of the Company's contractual rights to develop certain coalbed methane reserves. The selling price consisted of $2,000,000 of cash and a production note receivable of $4,500,000. The Company has applied a discount factor to the production note in order to reflect a lower anticipated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. Development fees for 1994 also include $3,168,000 of revenue recognized in connection with an ongoing fuel management agreement between the Company and the California Milk Producers project as compared to $3,162,000 for the nine months ended March 31, 1993. In 1993, development fees included $4,611,000 of revenues recognized in connection with the sale of various projects under development. Development fees and other for 1993 also include $456,000 of revenues recognized in connection with equipment supply agreements associated with the Hartford Steam project. The balance of development fees and other for 1994 and 1993 consists of revenues recognized in connection with management fees agreements associated with the California Milk Producers and Hartford Steam projects.

       Costs and Expenses

       Cost of sales for the nine months ended March 31, 1994 and 1993 include direct costs associated with the operation of projects of $36,694,000 and $34,893,000, respectively, as well as costs associated with equipment sales and services for the nine months ended March 31, 1994 and 1993 of $17,046,000 and $11,261,000, respectively. Cost of energy revenues increased as a percentage of energy revenues in 1994 as compared to 1993 primarily as a result of higher fuel costs. Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consists of natural gas fuel costs which fluctuate in response to market conditions. Management believes the Company's long-term exposure to fuel prices is partially reduced through the price provisions of its power purchase agreements, which are generally linked to the utility's cost of generating electricity or broader economic indices. In addition, fuel risk can be significantly reduced by entering into a long-term gas supply arrangement or hedge. In the short-term, the unfavorable effects of higher gas prices can be mitigated through enhanced operational performance, and the volatility of gas prices can be mitigated through hedging strategies. However, there is no assurance that any of the foregoing will prevent a reduction in gross profit percentage for the year ending June 30, 1994. The Company entered into a gas swap agreement whereby the Company agreed to levelize its gas costs for the three months ended December 31, 1992 and the three months ended September 30, 1993. As a result of the gas swap, natural gas costs were approximately $1,020,000 lower during the nine months ended
March 31, 1993 than they would have been otherwise. Conversely, natural gas costs were approximately $1,000,000 higher than they would have been otherwise for the nine months ended March 31, 1994.

Page <15>

       Cost of equipment sales and services increased primarily as a result of the increased business associated with the Company's domestic activity in the design and assembly of generator sets and switchgear business. Cost of equipment sales and services as a percentage of revenues increased from 1993 to 1994 because of the deferral of profit margins associated with a domestic equipment sale involving installation and start up. This profit margin will be recognized upon the completion of equipment performance tests.

       Cost of rental revenues for the nine months ended March 31, 1994 and 1993 was $1,854,000 and $1,452,000, respectively. Costs of rental revenues decreased as a percentage of revenue from 1993 to 1994 primarily as a result of the margins associated with the Philadelphia Water Department project.

       Cost of development fees and other revenue was $8,452,000 and $6,469,000 for the nine months ended March 31, 1994 and 1993, respectively. In 1994, these costs consist principally of costs associated with the sale of the Company's rights to develop certain coalbed methane reserves and costs associated with a fuel management agreement with the California Milk Producers project. In 1993, these costs consist principally of costs associated with the fuel management agreement with the California Milk Producers project, with an equipment supply agreement for the Hartford Steam project and costs associated with the sale of various projects under development. The balance of costs in 1994 and 1993 consist of costs of management fees charged to project partnerships in which the Company has or had a minority interest.

       Selling, general and administrative expenses for the nine months ended March 31, 1994 and 1993 were $13,799,000 and $10,999,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and increased costs associated with the Company's expansion of its business in the design and assembly of generator sets and switchgear, and was partially offset by the Company's ongoing overhead reduction activities.

       Interest and Other Income

       Fluctuations in interest and other income are primarily attributable to interest income on escrow accounts established in connection with the Newark Boxboard and du Pont Parlin projects, as well as exchange rate fluctuations on certain intercompany receivables denominated in sterling. Interest and other income for the nine months ended March 31, 1994 includes an involuntary conversion gain of $4,499,000 resulting from the insurance settlement for the Newark Boxboard project fire. Interest and other income for the nine months ended March 31, 1993 includes $4,583,000 of income recognized in connection with the sale of a twelve and one half percent equity interest in the Newark Boxboard project. (See Note 6 to the Consolidated Financial Statements).

       Interest and Debt Expense

       Interest and debt expense for the nine months ended
March 31, 1994 and 1993 was $13,100,000 and $11,556,000,
respectively. The increase in interest expense in 1994 as compared to 1993 was primarily the result of debt incurred in connection with the construction of the Philadelphia Water Department project and was partially offset by debt amortization on the Newark Boxboard and du Pont Parlin projects.

Page <16>

       Income Taxes

       Income tax expense for the nine month periods ended
March 31, 1994 and 1993 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

Results of Operations for the Three Months ended March 31, 1994 and 1993

       Revenues

       Energy revenues for the three months ended March 31, 1994 and 1993 were $17,718,000 and $14,076,000, respectively. Energy revenues primarily reflect billings associated with the Company's
Newark Boxboard, du Pont Parlin and biogas projects.

       Revenues at the Newark Boxboard project were $6,425,000 and $2,976,000 for the three months ended March 31, 1994 and 1993, respectively. The increase in revenues for the three months ended March 31, 1994 as compared to the same period in 1993 is attributable to the lost production in the 1993 quarter resulting from the fire at the plant. Revenues at the du Pont Parlin project were $11,050,000 and $10,776,000 for the three months ended March 31, 1994 and 1993, respectively. Energy revenues from the Company's biogas projects for the three months ended March 31, 1994 and 1993 were $243,000 and $324,000, respectively.

       Equipment sales and services for the three months ended March 31, 1994 and 1993 were $6,875,000 and $3,887,000, respectively. Equipment sales of United Kingdom operations for the three months ended March 31, 1994 and 1993 were $3,669,000 and $2,905,000, respectively. The increase in sales from 1993 to 1994 was primarily due to backlog fluctuations and the timing of order completions. Domestic equipment sales and services for the three months ended March 31, 1994 and 1993 were $3,206,000 and $982,000, respectively. The increase in domestic equipment sales and services in 1994 was primarily due to the Company's expansion of its business in the design and assembly of generator sets and switchgear.

       Rental revenues were $1,225,000 and $648,000 for the three months ended March 31, 1994 and 1993, respectively. The increase in rental revenues in 1994 as compared to 1993 was attributable to the start-up in May 1993 of the Philadelphia Water Department project.

       Development fees and other revenues were $1,058,000 and $1,079,000 for the three months ended March 31, 1994 and 1993, respectively. Development fees for 1994 include $1,025,000 of revenue recognized in connection with an ongoing fuel management agreement between the Company and the California Milk Producers project, as compared to $1,039,000 for the three month period ended March 31, 1993. The balance of development fees and other for 1994 and 1993 consists of revenues recognized in connection with management fees agreements associated with the California Milk Producers and Hartford Steam projects.

Page <17>

       Costs and Expenses

       Cost of sales for the three months ended March 31, 1994 and 1993 include direct costs associated with the operation of projects of $13,771,000 and $9,668,000, respectively as well as costs associated with equipment sales and services for the three months ended March 31, 1994 and 1993 of $6,823,000 and $3,343,000, respectively. Cost of energy revenues increased as a percentage of energy revenues in 1994 versus 1993 primarily as a result of higher fuel costs. Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consists of natural gas fuel costs which fluctuate in response to market conditions. Management believes the Company's long-term exposure to fuel prices is partially reduced through the price provisions of its power purchase agreements, which are generally linked to the utility's cost of generating electricity or broader economic indices. In addition, fuel risk can be significantly reduced by entering into a long-term gas supply arrangement or hedge. In the short-term, the unfavorable effects of higher gas prices can be mitigated through enhanced operational performance, and the volatility of gas prices can be mitigated through hedging strategies. However, there is no assurance that any of the foregoing will prevent a reduction in gross profit percentage for the year ending June 30, 1994.

       Cost of equipment sales and services as a percentage of revenues increased primarily as a result of the deferral of profit margins associated with a domestic equipment sale involving installation and start up. This profit margin will be recognized upon the completion of equipment performance tests.

       Cost of rental revenues for the three months ended March 31, 1994 and 1993 was $627,000 and $342,000, respectively. Costs of rental revenues increased in the 1994 period as a result of the start-up in May 1993 of the Philadelphia Water Department project.

       Cost of development fees and other revenue was $1,053,000 and $977,000 for the three months ended March 31, 1994 and 1993, respectively. In 1994 and 1993, these costs consist principally of costs associated with a fuel management agreement with the California Milk Producers project and asset management agreements for the Hartford Steam and California Milk Producers projects.

       Selling, general and administrative expenses for the three months ended March 31, 1994 and 1993 were $4,927,000 and $3,973,000, respectively. This increase was primarily attributable to increased legal fees as a result of litigation with a project contractor and various other activities as well as increased costs associated with the Company's expansion of its business in the design and assembly of generator sets and switchgear, and was partially offset by the Company's ongoing overhead reduction activities.

       Interest and Other Income

       Interest and other income for the three months ended
March 31, 1994 includes an involuntary conversion gain of $4,499,000 resulting from the insurance settlement for the Newark Boxboard project fire. Interest and other income for the three months ended March 31, 1993 includes $4,583,000 of income recognized in connection with the sale of a twelve and one half percent equity interest in the Newark Boxboard project (see Note 6 to the Consolidated Financial Statements). Other fluctuations in Interest and other income are primarily attributable to interest income on escrow accounts established in connection with

Page <18>

the Newark Boxboard and du Pont Parlin projects, as well as exchange rate fluctuations on certain intercompany receivables denominated in sterling.

       Interest and Debt Expense

       Interest and debt expense for the three months ended March 31, 1994 and 1993 was $4,397,000 and $3,775,000, respectively. The increase in interest expense in 1994 as compared to 1993 was primarily the result of debt incurred in connection with the construction of the Philadelphia Water Department project and was partially offset by debt amortization on the Newark Boxboard and du Pont Parlin projects.

       Income Taxes

       Income tax expense for the three month periods ended March 31, 1994 and 1993 consists primarily of deferred income taxes associated with certain of the Company's wholly-owned subsidiaries, charges associated with net operating losses that cannot be utilized, and taxable temporary differences. The Company has established a full valuation allowance for temporary deductible amounts, including net operating loss carryforwards.

       Liquidity and Capital Resources

       Cash and cash equivalents at March 31, 1994 totalled approximately $4,127,000 as compared to approximately $5,213,000 at June 30, 1993. Cash equivalents consist primarily of short-term money market instruments. However, not all such cash balances were available to the Company due to provisions in the Newark Boxboard and du Pont Parlin financing agreements. The decrease in cash was primarily due to recurring debt amortization and the September 1993 semi-annual interest payments on the Company's Convertible Senior Subordinated Debentures ("Debentures"). The decrease was partially offset by operating cash flow from the Newark Boxboard and du Pont Parlin projects. Additional funds were also provided by a transaction with Stewart & Stevenson Services, Inc. and by the discounting of notes receivable in consideration of early payment, both of which are discussed below.

       Restricted cash at March 31, 1994 totalled approximately $8,182,000 as compared to approximately $5,064,000 at June 30, 1993. The increase was primarily due to the receipt of $5,200,000 of insurance proceeds pertaining to the Newark Boxboard project fire which will fund costs incurred to date to repair the project. Also, contributing to the increase was the transfer of approximately $2,800,000 into a debt service reserve fund required by the du Pont Parlin project financing agreement. This was offset by the use of approximately $3,300,000 of restricted cash to fund the December 1993 semi-annual principal and interest payment. This funding from the restricted cash account was required primarily as a result of a gas turbine generator being shutdown for repairs during the three months ended December 1993, as discussed in "Results of Operations for the Nine Months ended March 31, 1994 and 1993". In addition, restricted cash decreased as a result of a release to the Company of $2,000,000 at the Newark Boxboard project in accordance with project agreements. In the future, the Company expects restricted cash to increase because of the debt service reserve funds required by the Newark Boxboard and du Pont Parlin projects.

Page <19>

       The Company's working capital deficiency at March 31, 1994 was approximately $83,740,000 as compared to a working capital deficiency of approximately $11,119,000 at June 30, 1993. The substantial increase in the Company's working capital deficiency is primarily due to the reclassification to current liabilities of the $49,174,000 balance of all outstanding Debentures as a result of the Company not making its March 15, 1994 interest payment on its Debentures. A registration statement relating to an offering to exchange (the "Exchange Offer") the Debentures for preferred stock, Class A Common Stock and warrants to purchase
Class A Common Stock was filed with the Securities and Exchange
Commission on May 13, 1994. In addition, as a result of defaults, the Company has classified an additional $8,064,000 for a total of $26,906,000 of its recourse debt as a current liability. The Company is having discussions with its lenders regarding the defaults, and is developing a program to restructure this debt. This program will provide for, among other things, an extended amortization of the debt and the sale of equipment which is not currently being utilized in an operating project or has not been designated for a project under development.
To date, no lender has accelerated the payment of its loans with the Company. There can be no assurance that the Exchange Offer or the program to extend the maturities of the recourse debt will be successful. In the event that these efforts are not successful, the Company's financial position and operations would be materially adversely affected. Accounts receivable increased primarily as a result of the fully operational status of the Newark Boxboard project at March 31, 1994, as compared to its non-operational status at June 30, 1993 as a result of the fire.

       Capital Resources - Working Capital Requirements

       During the year ended June 30, 1993 and the period from June 30, 1993 to the present, the Company has suffered certain setbacks. Among these were the Newark Boxboard project fire, the expenses and significant diversion of management focus required to repair the Newark Boxboard plant and the intensification of the Hawker Siddeley litigation. All of these have made it difficult for the Company to refinance or sell equity in its Newark Boxboard project and thus deprived the Company of access to significant capital which would otherwise have been available for project development. Additionally, the Indenture governing one series of the Company's Debentures restricts the ability of the Company to incur new long-term indebtedness under certain circumstances.

       In response to these developments, the Board of Directors of the Company initiated a plan to address the short, intermediate and long-term working capital needs of the Company. Management expects the short-term (fiscal 1994) needs of the Company to be met through the monetization of assets or other means of accelerating cash flow. An example of this is the Philadelphia Water Department project transaction. Under its terms, the Company will forego approximately $115,000 a month of project income in exchange for an up front payment of $5,000,000. The Company may repurchase approximately eighty-three percent of this project for $5,000,000 in June 1994. The Company has the option upon the payment of extension fees to extend the repurchase period.

       In order to further enhance short-term cash flow, management has also offered discounts to certain debtors of the Company for early payment. In the aggregate, during the period July 1, 1993 through March 1994, the Company has received $1,500,000 in satisfaction of notes receivable of $1,768,000 . Under the terms of the notes, cash would not have been received until periods ranging from three months to over two years from the date of actual funding.

Page <20>

       In November 1993, the Company entered into a letter of intent with Stewart & Stevenson Services, Inc., a major equipment supplier and operation and maintenance company for a $7,000,000 credit facility to be disbursed upon the completion of certain milestones. The first disbursement of $1,000,000 was funded on January 13, 1994 based on the agreement of the parties to the terms and conditions of operation and maintenance contracts for the Company's Newark Boxboard and du Pont Parlin projects. The second disbursement of $3,500,000 was funded on March 16, 1994. Of this amount, $2,300,000 was disbursed to the Company and $1,200,000 remained in the Newark Boxboard project to prepay project debt, pay certain expenses of the project and create a capital improvement fund. A third disbursement of $2,500,000 is available to the Company for prepayment of debt at the Newark Boxboard project level. It is expected that the proceeds of the Stewart & Stevenson credit facility will be repaid upon the refinancing of the Newark Boxboard term loan.

       The Company has retained NatWest Markets to evaluate and market a partial sale of equity and/or a refinancing of the Newark Boxboard project term loan for an aggregate principal amount of approximately $50,000,000. The current debt outstanding on this project is approximately $32,000,000. In addition, the Company is currently evaluating a partial sale of equity in its Newark Boxboard and du Pont Parlin projects. Management's objective is to complete these transactions in the near future. Management may, prior to a refinancing of the Newark Boxboard project, choose to sell a partial equity interest in the Newark Boxboard and/or the du Pont Parlin project in order to generate additional cash flow or enhance its ability to enter into a strategic alliance with a larger entity. There can be no assurance that the above mentioned transactions will occur. In order to facilitate these financing arrangements, or other financing alternatives, the Company reacquired in January 1994 a twelve and one-half percent equity interest in the Newark Boxboard project which it has previously sold in March 1993.

       Within the last year, the Company has attempted to refinance and/or sell equity in certain projects. Furthermore, the Company retained an investment banking firm to develop plans to enhance shareholder value including an evaluation of the merits of selling or merging the Company or forming a strategic alliance. Subsequently, the Company engaged Jeffries & Company, Inc. to complete the implementation of the Company's plans to maximize shareholder value. Although the Company has received numerous indications of interest, the Company's efforts to implement a restructuring plan ("Restructuring Plan") have been hampered by, among other things, the ongoing litigation with the Company's previous principal project turnkey construction contractor (the "Hawker Siddeley litigation"), the Newark fire, the constraints in the Debentures and the Company's liquidity problems.

       To reduce debt, increase equity, alleviate the Company's short-term liquidity problems, and improve long-term liquidity, the Company is pursuing a Restructuring Plan that includes the following steps: (1) the recent settlement of the Hawker Siddeley litigation, (2) appointment of a new President and Chief Operating Officer, and Vice President/Finance and Chief Financial Officer, (3) implementation of a cost reduction program,
(4) refinancing and/or sale of all or part of its ownership in its Newark and Parlin cogeneration plants, (5) a strategic review of its other assets and business units and (6) completion of the Exchange Offer.

       Despite the losses to date and the liquidity problems of the Company, management believes that it can be successful in these various plans primarily because the equity values in its portfolio of projects have not yet been fully recognized or accounted for in the Company's market capitalization.

Page <21>

       There can be no assurance that the above plan will ultimately be successful. If the Company is unable to effect any of these options, the Company's operations would be materially adversely affected.

       Cogeneration and Waste Heat Recovery Projects - Capital
Resources

       The Company has previously and expects to continue to arrange for the construction and permanent funding of its projects through long-term nonrecourse debt. Depending upon the specifics of the project and the economic alternatives available, the Company either retains all of the ownership of a project or participates in project finance structures involving leases, corporate joint ventures, and limited partnerships. In the latter instances, the Company sells all or a portion of a project during its development or construction stage to third parties, and then participates in the various profit centers of such projects throughout the construction stage as well as the life of the project.

       Alternatively, the Company may use a debt/equity structure, whereby the Company retains 100% ownership of the project. In such instances, the Company's equity position in the project funded either internally, from borrowings or the sale of securities, or from financial arrangements with other parties, will enable it to retain all of the revenues of the project.

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

       Standby/Peak Shaving and Biogas Fuel Projects - Capital
Resources

       Generally, because the capital requirements of standby/peak shaving and biogas fuel projects are substantially less than those required by most industrial cogeneration and waste heat recovery projects, the Company finances the construction and permanent funding of these standby/peak shaving and biogas projects primarily through the use of recourse lines of credit or loans with commercial banks and other lending institutions. Financing terms generally extend from one to seven years.
Project assets are also leased by the Company on a medium to long-term basis. In most cases, wholly-owned subsidiaries are established for each project. Projects may also be structured in such a fashion as to allow the Company, or other participants, to take advantage of various tax credits that continue to exist.

       At March 31, 1994, the Company had nominal availability under existing lines of credit. Although the Company has refinanced over $6,000,000 of debt subsequent to June 30, 1993, there can be no assurance that the Company will be successful in extending its current lines of credit or obtaining new lines of credit.

Page <22>

Part II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     None

              (b)    Reports on Form 8-K

                     None

Page <23>
                                SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              O'Brien Environmental Energy, Inc.
			      ----------------------------------
                                        (Registrant)


Dated:  May 16, 1994         /s/Larry Zalkin
			     ---------------------------
                             Larry Zalkin
                             President and Chief
			     Operating Officer


Dated:  May 16, 1994         /s/Ronald R. Rominiecki
			     ----------------------------
			     Ronald R. Rominiecki
			     Vice President/Finance and
			     Chief Financial Officer