Form 10-K
period 1994-06-30
O BRIEN ENVIRONMENTAL ENERGY INC
filed 1994-10-13
CIK 795185

=====================================================================

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-K

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended June 30, 1994


                        OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________
                    Commission File Number: 1-9208

               O'BRIEN ENVIRONMENTAL ENERGY, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                           59-2076187
  (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

    225 South Eighth Street
  Philadelphia, Pennsylvania                    19106
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code:  (215) 627-5500
                           ____________

Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange
     Title of each class:               on which registered:

     Class A Common Stock,              Philadelphia Stock Exchange
         $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2)
has been subject to such filing requirements for the past 90 days.
Yes        No   X
     ----      ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of September 20, 1994, there were outstanding 13,055,597 shares of Class A Common Stock and 4,070,770 shares of Class B
Common Stock. Based on the price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $8,913,710. Subsequent to September 20, 1994, trading in the Company's securities on the American Stock Exchange was halted and delisting proceedings were commenced. See "Business-- Significant Factors--Liquidity; Chapter 11 Bankruptcy Filing."


======================================================================

ITEM 1.  BUSINESS.


A.   General Development of Business.

     a.	General

     On September 28, 1994, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. See "Business -- General Development of Business -- Significant Factors -- Liquidity; Chapter 11 Bankruptcy Filing". The Company was originally formed in Florida in 1981 and subsequently merged with a Delaware corporation in 1984. Prior to the merger, the Company was part of a group of several other companies owned by members of the family of Frank L. O'Brien III, Chairman of the Board, Chief Executive Officer and controlling shareholder of the Company, which had served the power generation market since 1915. On July 1, 1991, the Company changed its name from O'Brien Energy Systems, Inc. to O'Brien Environmental Energy, Inc.

     The Company is mainly in the business of developing cogeneration, waste heat recovery and biogas projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In its role as a developer of energy projects the Company has developed the following projects, which it currently has an ownership interest in:

     (a)	The 32 megawatt California Milk Producers Project (in
                which the Company has a 3% general partnership interest) began operations in February 1990;

     (b) The 52 megawatt Newark Boxboard Project (which is owned 100% by the Company) began operations in November 1990;

     (c) The 122 megawatt E.I. du Pont Parlin Project (which is owned 100% by the Company) began operations in June 1991;

     (d) Totalling 9.2 megawatts, the Company currently owns 100% of and operates four biogas projects in Pennsylvania and California;

     (e) During 1993, the Company expanded into the area of standby/peak shaving projects which utilize the Company's power generation equipment as a backup source of electricity for large customers and has developed and operates a 22 megawatt project in Pennsylvania (which is owned 83% by the Company).

     Currently the Company has in excess of 140 megawatts of cogeneration, biogas and standby/peak shaving projects in the stage of development where certain key contracts and permits are already in place. The Company also has in excess of 200 megawatts of projects which it is currently evaluating or bidding on.

     In addition to the portfolio of projects which it currently has an ownership percentage in, the Company has developed in excess of 200 megawatts of other projects which it has since sold or divested of in various stages of the development process.

     The Company expanded its equipment sales, rentals and services business by acquiring Puma Power Plant Limited ("Puma"), a United Kingdom company, in 1988 and Mobile Power Rental Company (now operating under the name O'Brien Energy Services Company) ("O'Brien Energy Services") in 1990.

     In 1989, the Company acquired American Hydrotherm Corporation ("American Hydrotherm") and a related company to engineer, manufacture, install and service waste heat recovery systems based upon patented technology for industrial processing applications.

     References in this Report to the "Company" mean O'Brien
Environmental Energy, Inc. and, where relevant, its wholly-owned subsidiaries.


     b.             Significant Factors

     The items discussed in this "Significant Factors" section have had a negative impact on the Company's cash flow, its ability to meet current obligations and its ability to finance operations and ongoing development activities, and should be carefully considered:

          (i)   Liquidity; Chapter 11 Bankruptcy Filing

          On September 28, 1994, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the
     U.S. Bankruptcy Court for the District of New Jersey to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company, and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company expects to continue its normal activities, including project development and the sale and/or refinancing of existing projects.

	  Subsequent to September 28, 1994, the Company is operating as debtor-in-possession under the Bankruptcy Code. As such, the Company is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. There can be no assurance that the Company will be able to obtain such approval to continue its normal operations and restructure its debt and otherwise engage in project development and the sale or refinancing of existing projects.

          As a result of this action, pending litigation against the Company (but not its subsidiaries) will be stayed and consolidated with this bankruptcy proceeding. The Company has also been advised that its securities are being delisted from the American Stock Exchange, however, the Common Stock continues to be listed on the Philadelphia Stock Exchange. The Company intends to have its Debentures included in either the OTC Bulletin Board or the "pink sheets." There can be no assurance that a trading market will develop for any of the Company's securities even if they are listed on any of the foregoing exchanges or quotation systems. See "Market for Registrant's Common Equity and Related Stockholder Matters."

          (ii)   Defaults Under Indentures; Proposed Exchange Offer

          On August 22, 1994, the trustees for each of the 1987 Debentures, 1990 Debentures and 1991 Debentures delivered acceleration notices to the Company, notifying the Company that the total principal amount of $49,174,000 and past due interest in the amount of $5,243,000 as of September 20, 1994, is due and payable by the Company immediately based on the following factors:

          The Board of Directors elected not to make the March 15, 1994 or the September 15, 1994 semi-annual required interest payments on the Debentures which total $5,037,000. Each semi-annual required interest payment consists of $442,000, $632,500 and $1,444,000 for the 1987 Debentures, 1990 Debentures and 1991 Debentures, respectively.

          As a result of the losses experienced by the Company, the Company's Consolidated Stockholders' Equity (as defined in the 1987 Indenture, 1990 Indenture and 1991 Indenture) was $136,000 and $8,066,000 at June 30, 1994 and March 31, 1994, respectively. As a result, the covenant in the 1990 Indenture and 1991 Indenture requiring the Company to purchase 7.5% of the outstanding 1990 Debentures and 1991 Debentures if the Company's Consolidated Stockholders' Equity is less than $10,000,000 at the end of each of any two consecutive fiscal quarters has been triggered. Additionally, there is a covenant in the 1987 Indenture which requires the Company to purchase 7.5% of the outstanding 1987 Debentures if the Company's Consolidated Stockholders' Equity is less than $7,500,000 at the end of each of any two consecutive fiscal quarters. Purchasing Debentures pursuant to these covenants would cause severe liquidity problems for the Company. The Company does not presently expect to be in a position to comply with these covenants.

          The Company is currently in default under the 1987 Indenture's Funded Indebtedness covenant (as defined in the 1987 Indenture). Such covenant prohibits the Company from incurring or creating any Funded Indebtedness if after giving effect to such incurrence or creation, the total outstanding Funded Indebtedness of the Company on a consolidated basis would exceed 75% of the sum of Consolidated Stockholders' Equity and Funded Indebtedness.

          In May 1994, the Company filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and
     Exchange Commission relating to (a) an exchange offer of 40 shares of Series A Cumulative Senior Preferred Stock, 120 Warrants to purchase Class A Common Stock and 20 shares of Class A Common
     Stock for each $1,000 principal amount of 1987 Debentures, 1990 Debentures and 1991 Debentures outstanding and (b) a solicitation of consents to certain proposed amendments to the indentures (the "Indentures") governing each of the 1987 Debentures, 1990
     Debentures and 1991 Debentures as well as the waiver of all defaults under each of the Indentures. In June 1994, an amendment to the Registration Statement was filed. Subsequent to such amendment, the Company began discussions with an ad hoc committee (the "Ad Hoc Committee") of debentureholders representing holders of the 1987 Debentures, 1990 Debentures and 1991 Debentures. The Company entered into a standstill agreement with the Ad Hoc Committee pursuant to which the Company agreed, among other things, to assist the Ad Hoc Committee in its due diligence efforts. The failure to reach an agreement with the Ad Hoc Committee was one of the factors upon which the Company's decision to file for protection under the Bankruptcy Code was based.

          Certain of the Company's loan agreements require the Company to comply with the terms of all other loan agreements. As a result of the Company's defaults under the Indentures, defaults were triggered under certain of the Company's recourse debt loan agreements. At June 30, 1994, $5,320,000 of the Company's long term debt was reclassified as a current liability solely because of these cross-defaults. Additionally, it is an Event of Default under the 1987 Indenture, 1990 Indenture and 1991 Indenture if the Company defaults on any indebtedness which results in the acceleration of the maturity of at least an aggregate of $1,000,000, $2,000,000 and $2,000,000, respectively, of indebtedness which is not cured within 60 days, 90 days and 90 days, respectively, after notice to the Company. See "Defaults under Recourse Debt".

          (iii)  Losses

          The Company has incurred losses in the amounts of $16,501,000 and $13,711,000 for the fiscal years ended June 30, 1994, and June 30, 1993, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company may continue to incur losses from operations for the fiscal year ending June 30, 1995.

          (iv)   Capital Requirements

          The Company's business is capital intensive. The long-term growth of the Company, which involves the development and acquisition of additional projects, will require the Company to seek substantial funds through various forms of financing. There can be no assurance that the Company will be able to arrange the financing needed for these additional projects. If the Company is unable to secure financing, its business would be materially adversely affected. See "Business--Energy Segment."

          (v)    Energy Price Fluctuations and Fuel Supply

          The Company's power purchase agreements with utilities typically contain price provisions which in part are linked to the utility's cost of generating electricity. In addition, the Company's fuel supply prices may be fixed in some cases or may be linked to fluctuations in energy prices. As a result, in the event of significant fluctuations in energy prices, the operating margins of certain projects may be reduced or increased depending upon the terms of the project agreements. In addition, in the event of a significant continuing decline or increase in energy prices, there can be no assurance that the Company's existing customers or suppliers will not attempt to renegotiate existing power purchase or supply agreements on terms less favorable to the Company. To date, renegotiation of the Company's agreements has had no material adverse impact on its operations. In addition, the Company seeks to enter into long-term gas supply arrangements for certain of its cogeneration projects under development. To date, the Company has not obtained long-term supply arrangements that directly track project revenue. The operation of the Company's projects may be more vulnerable to interruption in times of fuel shortage. While it is impossible to predict how such developments will affect the Company's overall business, the Company's profit margins on certain of its projects may be reduced if the increased cost of fuel used to operate those projects exceeds the adjustment to the amounts received by the Company from the utilities pursuant to the related power purchase agreements. Fuel risk may be reduced by entering into a long-term gas supply arrangement or hedge which the Company has explored from time to time. However, there can be no assurance that any of the foregoing will improve or maintain gross profit margins in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Costs and Expenses."

          (vi)   Defaults Under Recourse Debt

          As a result of defaults, consisting of defaults in the payment of interest under each of the Indentures as well as defaults under certain of the Company's loan agreements, including the filing for bankruptcy, the Company reclassified $21,914,000 out of a long-term to a current classification resulting in a total of $39,042,000 of its recourse debt as a current liability. Of this amount, approximately $5,320,000 was triggered solely by defaults under the Indentures, $3,066,000 by cross defaults and the non payment of principal subsequent to year end and the remainder, $13,528,000 was solely reclassified because of the bankruptcy filing. The Company was having discussions with its various lenders regarding the defaults and was developing a program to restructure this debt. The program was intended to provide, among other things, an extended amortization of the debt and the sale of equipment which is not currently being utilized in an operating project or which has not been designated for a project under development. Also, as a result of this program, the Company recorded a non-cash charge of $6,250,000 in the fourth quarter of 1994 to adjust the carrying value of these collateralized assets to an estimated sales value. Prior to the filing of the Chapter
     11 Bankruptcy, the program had been met with approval by several of the Company's lenders and no lender had accelerated the payment of the loans. As a result of the Chapter 11 Bankruptcy filing, there can be no assurance that the program will continue to be accepted by the Company's lenders.

          (vii)  Defaults Under Non-Recourse Debt

          At June 30, 1994, both the Newark and Parlin projects were in default of the covenant which requires the maintenance of positive working capital. On September 26, 1994, the project lenders agreed to waive this covenant through July 1, 1995, for the Parlin Project only, provided that during the period that this waiver is in effect no distribution of any nature whatsoever will be made to the Company. This waiver will cease to be effective in the event that the Parlin Project is in compliance with the requirement to maintain positive working capital at any time prior to June 30, 1995. The lenders were not willing to provide a similar waiver for the Newark project. As a result of the Newark project not getting the waiver, $25,010,000 of non-recourse debt has been reclassified from long-term to short-term debt.

          (viii)  Fire

          In December 1992, a fire occurred at the Company's Newark cogeneration plant. The damage to the plant caused by the fire has been repaired. The plant returned to partial operation in August 1993 and resumed full operation in October 1993. The Company received the sum of $36,000,000 which covered a substantial majority of the Company's cost of repair and loss of net profits due to business interruption. In addition, the Company has the right to receive up to an additional $1,400,000 upon the recovery by the insurance carrier of its claims against third parties. See "Business--Energy Segment--Projects in Operation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          (ix)  Audit Report - Uncertainty

          During the years ended June 30, 1994 and June 30, 1993, the
     Company experienced significant operating problems and setbacks which have contributed significantly to the Company's losses and liquidity problems in fiscal 1994 and fiscal 1993. Additionally, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 28, 1994. All of these have had a negative impact on the Company's cash flow and its ability to finance operations and ongoing development activities. Therefore, the Company's independent accountants have included an explanatory paragraph relative to a going concern uncertainty in their audit report. See Note 1 to the Company's Consolidated Financial Statements.

          (x)   III Enterprises, Inc. Bankruptcy

          In October 1993, III Enterprises, Inc., ("III Enterprises") which owns the controlling voting interest in the Company, filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. III Enterprises is wholly owned by Frank L. O'Brien III, Chairman of the Board and Chief Executive Officer of the Company. In connection with any reorganization of III Enterprises, the stock ownership of III Enterprises which owns the controlling shares of Class B Common Stock of the Company may be sold to a third party. III Enterprises has advised the Company that improper actions by one of III Enterprises' lenders forced III Enterprises to seek protection under the Federal Bankruptcy Code. In April 1994, III Enterprises and its creditors entered into a stipulation which set forth certain key dates for implementing a plan of reorganization. The debtor sought and obtained an extension of certain time periods in the stipulation to September 30, 1994. The debtor has since filed motions to extend the time periods in the stipulation. On October 6, 1994, the bankruptcy court ordered that the matter be converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code. On October 7, 1994, the debtor appealed this order.

          In addition, such proceeding could cause a change in control of the Company, which could, among other things, significantly affect the direction of the management of the Company and limit the utilization of the Company's net operating loss carryforwards available at June 30, 1994 in accordance with IRS regulations. See Note 23 to the Consolidated Financial Statements.

          (xi)  Stock Price

          For the fiscal quarter ended June 30, 1994, the high and low sale prices for the Company's Class A Common Stock as reported on the American Stock Exchange were $13/8 and $7/16, respectively, as compared to $415/16 and $311/16, respectively, for the fiscal quarter ended June 30, 1993. The Company was notified on October 4, 1994 that its securities would be delisted by the American Stock Exchange. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     c.    Recent Developments

     The following are certain of the Company's recent developments:

          (i)  Hackensack Meadowlands Project

          In September 1993, the Company was awarded (pursuant to a competitive bidding process) gas recovery rights by the Hackensack Meadowlands Development Commission for two landfill sites located in New Jersey. The Company is considering alternatives including developing and producing the landfill gas from this project to supply fuel for the Newark Boxboard project. Development of this project is not expected to be completed until 1996, at the earliest. See "Business--Energy Segment--Projects in Development."

          (ii)  Philadelphia Water Department Project

          On August 5, 1994, the Company repurchased an 83% interest in the Philadelphia Water Department project from an unrelated private investor for $5,000,000. This repurchase was funded by a loan from a third party. The Company is negotiating to resell this project to a third party in fiscal 1995. The Company sold its interest in this project for a price of $5,000,000 in November 1993 and retained the right to repurchase an 83% interest in the project for $5,000,000. In connection with the November 1993 sale, the Company issued a total of 5,500,000 warrants to purchase the Company's Class A Common Stock including 2,500,000 warrants having an exercise price of $4.00 per share and are exercisable through November 10, 1995; 2,000,000 warrants having an exercise price of $5.00 per share and are exercisable through November 10, 1996; and the balance of such warrants (1,000,000) have an exercise price of $6.00 per share and are exercisable through November 10, 1997. Following the issuance of the warrants, the private investor filed a Schedule 13D with the SEC disclosing the acquisition of the warrants. See "Business--Energy Segment-- Projects in Operation--Standby/Peak Shaving." See Note 31 to the Company's Consolidated Financial Statements for a discussion of these transactions.

          (iii)  Stewart & Stevenson Credit Facility

          In November 1993, the Company entered into a letter of intent and then in March 1994, the Company entered into a $7,000,000 subordinated loan agreement with Stewart & Stevenson, a major equipment supplier and operation and maintenance company. The first disbursement of $1,000,000 was funded on January 13, 1994. The second disbursement of $3,500,000 was funded on March 16, 1994. The availability of a third disbursement of $2,500,000 has expired. This third disbursement was intended to be utilized for prepayment of debt at the Newark Boxboard project level and to satisfy the $1,000,000 million note between the Company and Stewart & Stevenson. The Company currently intends to repay the proceeds of the Stewart & Stevenson credit facility upon the refinancing of the Newark Boxboard term loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources--Working Capital Requirements."

          (iv)   Tinicum Project

          In December 1993, the Company executed an energy service agreement with the City of Philadelphia for a 14 megawatt standby electric facility project at the Philadelphia International Airport. On September 27, 1994, the Company sold its rights to this project for net cash proceeds of $1,652,000. See "Business-- Energy Segment--Sale of Projects in Development."

          (v)    SmithKline Project

          In February 1994, the Company executed an energy service agreement with SmithKline Beecham Corporation for a 21 megawatt standby electric facility project in Montgomery County, Pennsylvania. On June 30, 1994 the Company entered into an Amended Energy Service Agreement Transaction with SmithKline Beecham Corporation and PECO Energy Company whereby the Company sold its rights in the 21 megawatt facility to PECO. The amended agreement also includes provisions for the Company to construct an 8 megawatt standby power facility for SmithKline Beecham. The Company will be paid $2,500,000 in installments through June 1995, for the 8 megawatt facility which must be completed no later than December 31, 1995. See "Business--Energy Segment--Projects in Development."

B.   Financial Information About Industry Segments.

     During the fiscal year ended June 30, 1994, the Company operated principally in two industry segments: (i) energy - the development, ownership and operation of biogas projects and the development and ownership of cogeneration and waste heat recovery projects through wholly-owned subsidiaries and limited partnerships; and (ii) equipment sales, rentals and service - the selling and renting of power generating, cogenerating and standby/peak shaving equipment and services. Fees recognized in connection with the development and construction of cogeneration projects formed as limited partnerships are related to energy projects.

     See Note 25 to the Consolidated Financial Statements of the
Company for financial information with respect to industry segments.

C.   Narrative Description of Business.

General

     The Company develops, owns and operates cogeneration, waste heat recovery and biogas projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. Cogeneration involves the sequential production of two or more forms of usable energy (i.e. electricity and thermal energy) using a single fuel source, thereby substantially increasing fuel efficiency. A waste heat recovery project utilizes heat resulting from industrial processes as the energy source for the simultaneous production of steam and electricity in a manner similar to cogeneration. Biogas projects such as the Company's landfill and sewage digester gas projects collect otherwise wasted and unproductive methane gas and convert it into usable energy. These projects offer an industrial user potential cost savings and, where electricity is sold to the user, increased reliability and added security against power failures.

     As a project developer, the Company serves as a single source responsible for the evaluation, design, installation and operation of a project. The Company also assumes the responsibility for evaluating project alternatives; obtaining financing, insurance, all necessary licenses, permits and certifications; conducting contract negotiations with local utilities and arranging turnkey construction. In connection with obtaining financing, the Company may negotiate for credit support facilities with equipment suppliers, large turnkey construction firms and financial institutions. Potential project structures include sole ownership, general partnerships, limited partnerships, sale leaseback arrangements and other forms of joint ventures or debt arrangements. To date, other than the limited partnership substantially owned by a subsidiary of Chrysler Capital Corporation, the Company's projects in operation have been structured as wholly-owned subsidiaries.

     The Company sells the electricity produced by its projects pursuant to long-term contracts either on a "wholesale" basis to local public utilities or on a "retail" basis directly to specific industrial and commercial users. Presently, substantially all of the electricity produced by the Company's projects in operation is sold on a wholesale basis. The mix of future energy sales may differ based upon future economic conditions and other circumstances.

     A large portion of the Company's business relates to design and assembly of power generation systems for sale and rental, electrical control and distribution subsystems, and high temperature heat transfer equipment and subsystems.

     During 1993, the Company expanded into the area of standby/peak shaving projects which utilize the Company's power generation equipment as a back-up source of electricity for large customers. These projects are intended to fill a need between large electrical users and the requirements of local utilities. The availability of an alternative energy source allows these customers to benefit from significantly discounted interruptible energy tariffs. The standby/peak shaving generators typically will be required to provide a limited amount of electricity during peak periods.

     At present, the Company has eight projects in operation totalling approximately 237 megawatts of electric generating capacity including seven wholly-owned projects developed by the Company totalling approximately 205 megawatts and one approximately 32 megawatt project which was developed by the Company and is presently owned substantially by a subsidiary of Chrysler Capital
Corporation.

Independent Power Market

     The independent power market (the market for power generated by companies other than traditional utilities) has evolved and is expected by the Company to continue to expand as a result of the growing need for new and replacement power capacity by electric utilities and industrial customers. Historically, regulated utilities in the United States have been the only producers of electric power intended primarily for sale to third parties. The increase in oil prices during the late 1970s and the increasing cost of constructing and financing large coal-fired or nuclear generating facilities along with the enactment in 1978 of the Public Utilities Regulatory Policies Act ("PURPA"), created a favorable regulatory environment and favorable market conditions for the development of energy projects by companies other than electric utilities. The basic policy judgment behind the encouragement of the development of biogas and cogeneration facilities is that the United States' dependence on oil and natural gas resources should be reduced and that the very high incremental costs of large centralized power production facilities should be avoided. However, economic considerations remain the central issue affecting a decision to install a cogeneration project.

     PURPA provided significant incentives to developers of qualifying facilities. It designated certain small power production (those utilizing renewable fuels and having a capacity of less than 80 megawatts) and cogeneration facilities as qualifying facilities exempt from many of the regulatory requirements applicable to electric utilities and eligible for various benefits under federal law. In accordance with PURPA, the Company's projects are exempt, and its proposed projects are intended to be exempt, from rate, financial and similar regulation as a utility as long as they meet the requirements of a qualifying facility. These projects also benefit from regulations that require public utilities to purchase power generated by qualifying projects either at the utilities' "avoided cost" (determined in accordance with a formula which varies from state to state but which is generally calculated based upon what the cost to the utility would be to generate the power itself or to purchase it from another source). Power purchase contracts generally must be approved by state public utility commissions. Since the Company benefits from PURPA, the Company's business could be adversely affected by a significant change in PURPA and could otherwise be materially impacted by decisions of federal, state and local legislative, judicial and regulatory bodies. See "Business--Regulation."

     The Company believes that independent power producers will become increasingly more important to electric utilities as alternative long-term sources of electric power. According to the North
American Electric Reliability Council's 1991-2000 Electricity
Supply and Demand Report, electric utilities have forecasted that they will need an additional 87,700 megawatts of new generating capacity between 1991 and the year 2000 to meet peak demand. The
U.S. Department of Energy's Spring 1991 "National Energy Strategy" projects this need at up to 200,000 megawatts between 1991 and the year 2010. According to this report, $100 billion to $200 billion in new capital investment will be needed to meet the nation's growing electricity needs during the period from 1991 to 2001.
Since the independent development and ownership of cogeneration projects requires little, if any, capital investment by those public utilities utilizing this power, and requires these public utilities to pay only for capacity and energy actually produced and delivered, utilities may avoid the cost and risk of building new plants as demand grows by purchasing needed power from independent power producers.

     Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market of the ownership and operation of cogeneration and biogas projects. Many of these companies have substantially greater resources than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins on any future projects.

Products and Markets

     Cogeneration. Cogeneration involves the sequential production of two or more forms of usable energy (i.e. electricity and thermal energy) using a single fuel source, thereby substantially increasing fuel efficiency. The key elements of a cogeneration project are permit applications, contracts for sales of electricity and thermal energy, contracts or arrangements for fuel supply, and project financing and construction. The Company attempts to design and develop its projects so that they qualify for the benefits of PURPA, which exempts qualifying projects from rate, financial and similar utility regulation and requires public utilities to purchase power generated by these projects. Electricity may be sold to utilities and end users of electrical power, including large industrial facilities. Thermal energy from cogeneration plants may be sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, food processing, pharmaceuticals and paper industries.

     Standby/Peak Shaving. Standby/Peak Shaving projects utilize the Company's power generation equipment as a back-up source of electricity for large electrical demand customers. The availability of an alternative energy source allows these customers to benefit from significantly discounted interruptible energy tariffs. The standby/peak shaving generators typically will be required to provide a limited amount of electricity during peak periods.

     Waste Heat Recovery. A waste heat recovery project utilizes heat resulting from industrial processes as the energy source for the simultaneous production of steam and electricity in a manner similar to cogeneration. The Company believes that waste heat recovery projects, which do not rely on a traditional fuel source, will allow the Company to reduce or eliminate the cost of fuel to the project. While the recovery of continuously released waste heat is not a new process, the Company's patented heat storage technology developed by its subsidiary, American Hydrotherm enables it to capture waste heat released intermittently and convert it into continuous usable energy. These projects are well suited to steel, glass, paper, cement and other industries which generate high quantities of intermittent waste heat from their industrial processes.

     Biogas. Biogas projects use a renewable non-fossil fuel as their fuel source. The Company's biogas projects retrieve otherwise unproductive and environmentally harmful methane gas generated by landfills or sewage digester processes and convert it into usable energy. Landfill gas production will generally continue as long as suitable anaerobic (oxygen-deficient) conditions exist or until the organic components of the refuse placed at the site are entirely decomposed. This process may continue for approximately 20 years after the closing of a landfill site. Sewage digester gas is produced continuously during the sewage treatment process. The key elements of biogas projects are permit applications, contracts for gas rights, sales of gas and electricity, and thermal energy if appropriate, and project financing and construction.

     Equipment Sales, Rentals and Services. The Company sells and rents power generation and cogeneration equipment. The Company provides related services, including the design, assembly, repair and maintenance of permanent or standby power generation equipment. In addition, the Company sells equipment manufactured by others to turnkey contractors in connection with the construction of the Company's projects. The Company also sells equipment purchased by it for projects unrelated to those being developed by the Company. From time to time, it purchases equipment for reconditioning and sale. In its rental business the Company serves the construction, industrial, military, transportation, mining, utility and entertainment markets.

     The Company also designs and manufactures custom electrical control and distribution subsystems. These include medium voltage cubicle switchboards, main distribution systems, control instrumentation panels and packaged substations. This equipment receives and distributes power through a building, ship or other self-contained structure.

     The Company, through its American Hydrotherm subsidiary, is also in the business of custom designing, engineering, constructing, installing and servicing high temperature liquid heat transfer systems for industrial processing applications. Each system is designed by American Hydrotherm to meet precise temperature and other specifications for processing equipment. These systems are used in various industries such as steel, plastics, wood, rubber, paper, chemical, petrochemical and electronics.

Energy Segment

     Projects in Operation. Set forth below are descriptions of the Company's eight projects currently in operation. Each of these projects is currently producing revenues through the sale of energy under long-term contracts. In connection with the obtaining of financing for its three cogeneration projects in operation, the Company has obtained business interruption insurance and performance guarantees by the operators of its cogeneration projects. These arrangements are negotiated and secured prior to commencement of operations of a project. Taken as a whole, these arrangements reduce the risks associated with any past and future equipment problems or unscheduled plant shutdowns. For example in the event of an unscheduled breakdown, the Company is entitled, pursuant to its business interruption policy, to the net profit which it is prevented from earning from the particular project, including all charges and expenses which continue during the period of interruption, less the applicable deductible amounts. There can be no assurance that such insurance or guarantees will sufficiently mitigate the risk of unforeseen contingencies.




Name and Location	    Rated	    Approximate		 Date of	   Power				   Company's
  Of Project		 Capacity (1) 	    Capital Cost    	Operation        Purchaser	    Lender    		    Interest
- - -----------------	 ------------	    ------------	---------	 ---------	    ------		   ---------
			 (in megawatts)	    (in thousands)
Cogeneration

E.I. du Pont		   122.0	    $103,350		June 1991	Jersey Central	    National	   	   100%
Parlin (NJ)									Power & Light	    Westminster Bank
										Company		    P.L.C. (2)

Newark Boxboard		    52.0	      51,000		November 1990	Jersey Central	    National		   100%
(NJ) (3)									Power & Light       Westminster Bank
										Company		    P.L.C. (2)

California Milk		    32.0	      40,000		February 1990	Southern	    Sakura Bank (2)          3%(4)
Producers (CA)									California Edison

Biogas

Mazarro (PA)		     2.4	       2,000		February 1990	Duquesne Light	    (5)			   100%
										Company

Duarte (CA)		     1.1	       2,000		October 1987	Southern            (5)			   100%
										California Edison

SmithKline		     2.5	       5,000		March 1986	SmithKline	    (5)			   100%
Beecham (PA)									Beecham

Corona (CA)		     3.2	       5,000		March 1986	Southern	    (5)			   100%
										California Edison

Standby/Peak
Shaving

Philadelphia Water
 Department (PA)(6)	    22.0	      11,000		May 1993	Philadelphia	    (5)			    83%
										Municipal
										Authority

			 -------	    --------
			   237.2            $219,350
			 =======            ========

- - --------------------------
(1)	See discussion of each particular project which follows for current contract production, which may be less than the stated
	rated capacity.
(2)	These loans are nonrecourse to the Company.
(3)	On December 25, 1992, a fire occurred at the plant.  The plant returned to partial operation in August 1993 and resumed
	full operation in October 1993.
(4)	Owned in partnership as more fully described in the project descriptions in "Business--Energy Segment--Projects in Operation."
(5)	These projects are financed by various lenders through equipment credit facilities.
(6)	On November 12, 1993, the Company sold its Philadelphia Water Department project.  This sale did not include the physical
	facilities and related generation equipment, which the Company continued to rent to the project.  The Company repurchased
	this project from the purchaser, subject to certain rights of the purchaser, on August 5, 1994.


     Cogeneration

     E.I. du Pont--Parlin. This 122 megawatt project, which commenced operation in June 1991, is 100%-owned by a subsidiary of the Company. This project is designed to operate continuously and to provide up to 120,000 lbs./hr. of steam to a photochemical manufacturing plant in Parlin, New Jersey owned by E.I. du Pont de Nemours and Company ("E.I. du Pont"), under a 30-year agreement, and 92 megawatts of electricity to Jersey Central Power & Light ("JCP&L"), under a 20-year agreement. In addition to providing up to 9 megawatts of electricity to E.I. du Pont under a 20-year agreement, the Company sells additional electricity to JCP&L on an "as requested" basis under the contract's dispatch agreement. See
Note 16 to the Company's Consolidated Financial Statements for a discussion of this project's nonrecourse financing.

     For the fiscal year ended June 30, 1994, this project accounted for approximately $38 million in gross revenues, representing approximately 36% of the Company's consolidated gross revenues.

     During the fiscal year ended June 30, 1994, this project experienced two unscheduled outages. In September 1993 a blade on the first stage of one of the two gas turbines (Gas Turbine #2) in the project, broke off at the base sending pieces of metal through the remaining rows of blades. The cause of this failure was due to a manufacturers' defect in the strength of the blade. All of the damaged blading has been repaired or replaced. The turbine went back into service in mid December 1993 and has been performing at satisfactory levels since the repair. In May 1994, the gear connecting Gas Turbine #1 to its generator failed, due to a metallurgical weakness. A new gear was installed and the turbine was brought back on-line in mid August 1994. The failed gear is being repaired, and will be used as a spare for both the Newark and Parlin plants.

     Natural gas is provided by Public Service Electric & Gas Company ("PSE&G") under a 15-year service contract. The project is operated and maintained under agreement with a third party who is responsible for the care, custody and control of the facility. The Company and a subsidiary of Stewart & Stevenson, Inc. ("Stewart & Stevenson") executed an Operation and Maintenance Contract, which became effective in April 1994 and has a term lasting through June 30, 2002.

     In May 1994, the Company and the turnkey contractor settled certain litigation regarding delays in project completion. See
"Legal Proceedings."

     Newark Boxboard. This 52 megawatt project, which commenced operation in November 1990, is 100%-owned by a subsidiary of the Company. This project is designed to operate continuously and to provide up to 75,000 lbs./hr. of steam to a recycled paper boxboard manufacturing plant owned by Newark Boxboard Company, a subsidiary of the Newark Group, Inc., and 52 megawatts of electricity to JCP&L, each under 25-year agreements. See Note 16 to the Company's Consolidated Financial Statements for a discussion of this project's nonrecourse financing.

     For the fiscal year ended June 30, 1994, this project accounted for approximately $23 million in gross revenues, representing approximately 22% of the Company's consolidated gross revenues.

     On December 25, 1992, a fire occurred at this project's facility in Newark, New Jersey. The fire resulted in the death of three workers employed by the operator of the project and in damage to the plant. The facility returned to partial operation in August
1993 and resumed full operation in October 1993. The fire has been classified by the local fire commissioner as accidental. As a result of lost revenues, the Company's 1994 and 1993 Income from Operations has been adversely affected. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations." The Company carries both property damage and business interruption insurance. The Company received the sum of $36,000,000 which covered a substantial majority of the Company's costs of repair and loss of net profits due to business interruption. In addition, the Company has the right to receive up to an additional $1,400,000 upon recovery by the insurance carrier of its claims against third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources--Working Capital Requirements."

     Natural gas is provided by PSE&G under a 15-year service contract. Although it is uncertain at this time, the Company may use the landfill gas obtained in connection with its Hackensack Meadowlands project, which is currently in development, to supply fuel for this project in the future. See "Business--Energy Segment--Projects in Development."

     The project is operated and maintained under agreement with a third party who is responsible for the care, custody and control of the project. In January 1994, the Company and a subsidiary of Stewart & Stevenson executed an Operation and Maintenance Contract, replacing the current operator of the project, which became effective in April 1994. The term of the new Operation and Maintenance Contract goes through June 30, 2002.

     In November 1993, the Company entered into a letter of intent and then in March 1994, the Company entered into a $7,000,000 subordinated loan agreement with Stewart & Stevenson. The first disbursement of $1,000,000 was funded on January 13, 1994. The second disbursement of $3,500,000 was funded on March 16, 1994.
The availability of a third disbursement of $2,500,000 has expired. This third disbursement was intended to be utilized for prepayment of debt at the Newark Boxboard project level and to satisfy the $1,000,000 note between the Company and Stewart & Stevenson. All outstanding principal and interest on the credit facility is to be satisfied by a percentage of all distributions made by O'Brien
Newark. The Company currently intends to repay the proceeds of the Stewart & Stevenson credit facility upon the refinancing of the Newark Boxboard term loan.

     In April 1994, the Company and NatWest Advisory Services, a subsidiary of NatWest Markets ("NatWest") executed an engagement letter pursuant to which NatWest was engaged as financial advisor to the Company and O'Brien Newark in connection with identifying and assisting the Company and O'Brien Newark in negotiating and entering into agreements to refinance this project and sell equity therein.

     In May 1993, the Company and the turnkey construction contractor settled certain litigation regarding delays in project completion. See "Legal Proceedings."

     California Milk Producers. This 32 megawatt project, which commenced operation in February 1990, was developed and structured by the Company as a limited partnership in which a subsidiary of the Company is the general partner. This project is designed to operate principally during peak demand periods and to provide up to 60,000 lbs./hr. of steam to California Milk Producers, Artesia, California and 32 megawatts of electricity to Southern California Edison ("SCE"), each under 30-year agreements. The Company has an initial partnership interest of 3% (subject to adjustment to 50% based upon future investment returns of the limited partner). A wholly-owned subsidiary of Chrysler is the limited partner of the partnership and has an initial interest in partnership distributions of 97%. It is not anticipated that there will be any increase in the percentage interest in partnership distributions of the general partner for the foreseeable future.

     For the fiscal year ended June 30, 1994, the Company received a management fee as a general partner of approximately $130,000. No partnership distributions were received. Until the occurrence of a major increase in the percentage interest in partnership distributions of the general partner, the Company does not expect its share of profits or losses of the partnership to be significant.

     Natural gas is provided by the Company and is purchased from independent brokers. Through a fuel management agreement with Chrysler, the Company is entitled to receive a percentage of any price savings between certain mandated gas price rates and the prices obtained by the Company. Under the agreement, the Company's earnings during the fiscal year ended June 30, 1994 were nominal. The project is operated and maintained under agreement with Stewart & Stevenson which agreement provides for certain performance guarantees.

     Biogas

     Mazzaro.  This landfill methane gas project produces approximately
1.8 megawatts of electricity which the Company sells to Duquesne
Light Company under a 20-year contract expiring in 2009.

     Duarte. This landfill methane gas project generates 0.8 megawatts of electricity for sale to SCE under an agreement which expires in 1997. An extra generator is fueled with natural gas to produce up to .54 megawatts during the summer months to take advantage of the special peak demand rates.

     SmithKline Beecham. The Company uses landfill methane gas to fuel a cogeneration plant which provides up to 1.5 megawatts of electricity and 3,600 lbs./hr. of steam for sale to SmithKline
Beecham Corporation under an agreement which expires in 2004.

     Corona. The Company uses landfill methane gas to fuel two generators which currently provide approximately 1.2 megawatts of electricity to the SCE under a 20-year contract. An additional generator fueled with natural gas produces approximately 2.0 megawatts during summer months to take advantage of special peak demand rates.

     Standby/Peak Shaving

     Philadelphia Water Department. This 22 megawatt project commenced operations in May 1993. Pursuant to a 20-year energy service agreement, the Philadelphia Municipal Authority (the "Authority") has the right to be supplied with 20 megawatts of electricity from the project at any time on one hour's notice. In addition, the project is required to use excess digester gas collected at the Authority's northeast and southwest Philadelphia plants to generate up to an approximate 2 megawatts of electricity which is sold to the Authority pursuant to a 10-year power generation agreement.
The Company rents facilities and all related generation and associated equipment to the project. The annual rent is approximately $2,350,000. The Company also operates and maintains the project for an annual fee of approximately $250,000, subject to adjustment. In November 1993, the Company sold its interest in this project for a price of $5,000,000 and retained the right to repurchase an 83% interest in it for $5,000,000. On August 5, 1994, the Company repurchased an 83% interest in this project from an unrelated private investor for $5,000,000, subject to certain rights of such investor.

     Projects in Development

     Development of cogeneration, biogas, standby/peak shaving and waste heat recovery projects often require many months or years to complete and involve a high degree of risk that any given single project will not be completed. To reduce this risk, the Company has since its inception sought to simultaneously develop multiple projects in anticipation that some projects added to its development portfolio will not be completed.

     Among the principal items involved in developing projects are the selecting of a site, the obtaining of commitments from others to purchase electrical power and steam, negotiating fuel supply arrangements, obtaining environmental and other governmental permits and approvals, arranging project financing and turnkey construction. These items are often obtained independently of one another and success in obtaining one item does not necessarily result in success in obtaining any others. There is no assurance that the Company will be able to obtain satisfactory project agreements, construction contracts, necessary licenses and permits or satisfactory financing commitments and, therefore, that any of the projects discussed below will ultimately be completed. If a project is not completed the Company may neither generate revenue from the project nor be able to recover its investment in the project.

     The Company has secured some project agreements for certain projects discussed below. Unless otherwise indicated, no definitive agreements have been executed in connection with these projects.

     Schuylkill/Grays Ferry (cogeneration). The Company has executed a partnership agreement with an affiliate of the Philadelphia
Electric Company (the "Affiliate") to jointly develop and own this proposed 118 megawatt project. The partnership intends to develop this project in two phases, Phase 1 of which will consist of approximately 40 megawatts. On August 12, 1994, the partnership received a commitment letter for a $62,000,000 loan from Canadian Imperial Bank of Commerce to finance Phase I of this project.
The Company expects that the expiration date of the commitment letter will be extended beyond October 30, 1994, although there can be no assurance that such extension will be granted or that if granted, will provide sufficient time to close. The commitment letter also provides for the Company's reduction of its ownership interest in the project from 50% to 25%. The partnership has executed a 25-year agreement with the Trigen-Philadelphia Thermal Energy Corporation for the sale of steam and a 20-year agreement for the sale of electric output with PECO Energy Company, formerly the Philadelphia Electric Company.


     Edgeboro (biogas). In February 1989 the Company executed a gas rights agreement with the owners of the landfill. The landfill is capable of fueling a 15 megawatt generating facility. In April 1992, the Company entered into a 15-year power purchase agreement with PSE&G for the purchase of 9.5 megawatts of electricity. The Company is currently reviewing this project with other potential investors for the purpose of a sale of the project or as equity investors.

     Hackensack Meadowlands (Biogas). In September 1993 the Company was awarded (pursuant to a competitive bidding process) gas recovery rights by the Hackensack Meadowlands Development
Commission (the "Development Commission") for two landfill sites located in North Arlington and Lyndhurst, New Jersey, respectively.
The Company and the Development Commission have executed a Gas
Rights Agreement. The Company intends to utilize the gas recovered from these sites to supplement natural gas at its Newark Boxboard project.

     Other potential projects. The Company has identified and is considering potential opportunities to develop additional projects as well as to acquire projects in operation or under development and owned by third parties. If these projects are not completed the Company may neither generate revenue from the projects nor be able to recover its investment in the projects.

Sale of Projects in Operation

     In June 1992, the Company sold its Hamms and Amity biogas projects, exclusive of certain equipment, for an aggregate of $2,048,000, of which $1,725,000 was being paid pursuant to a promissory note. See Notes 6 and 20 of the Consolidated Financial Statements. In addition, the Company is entitled to receive $.01 for each kilowatt hour of electricity sold in excess of the respective projects' target production as long as the projects remain in commercial operation. Pursuant to the contracts of sale, the Company has a right of first refusal for the operation and maintenance of each project on the buyers' behalf if the buyers' present contracts concerning the operation and maintenance of the project are terminated. The Company also entered into equipment rental agreements that provide for removal of power generation equipment if gas from the landfill decreases. The annual rent is $75,000 and $110,000, respectively, for initial terms extending through December 31, 2002 but may be reduced if power generation equipment is removed from the site.

Sale of Projects in Development

     In September 1994, the Company sold its rights to the Tinicum (Philadelphia Airport) project for net cash proceeds of $1,652,000. The Company executed an energy service agreement with the City of Philadelphia in December 1993 for a 14 megawatt standby electrical facility project at the Philadelphia International Airport.

     In June 1994, the Company sold its rights to develop a standby project with SmithKline Beecham in Montgomery County, Pennsylvania. See Note 20 to the Consolidated Financial Statements.

     In August 1993, the Company sold its rights to develop coal-bed methane reserves at a 15,000 acre site in Indiana County, Pennsylvania together with other assets relating to the site for $6,500,000. See Notes 6 and 7 to the Consolidated Financial
Statements and Legal Proceedings regarding BBC/DRI Blacklick Joint
Venture.

     In December 1992, the Company sold its Rowley biogas project for $821,000, of which $331,000 was being paid pursuant to a promissory note. The promissory note was paid in full in October 1993, subject to a discount for early payment offered by the Company.
See Notes 6 and 20 to the Consolidated Financial Statements.

     In December 1992, the Company and a utility entered into an agreement pursuant to which the electric contract previously entered into by the parties was terminated in consideration of the payment by the utility of $4,000,000 payable over five years (commencing on June 29, 1993) and secured by a standby letter of credit. See Notes 6 and 20 to the Consolidated Financial Statements.

     In September 1992, the Company sold a 50% interest in its SPSA biogas project pursuant to a stock purchase agreement. The remaining 50% interest was sold on June 30, 1993. The aggregate purchase price was $625,000, of which $555,000 is being paid pursuant to a promissory note. During 1994, the promissory note was paid in full, subject to a discount for early payment offered by the Company. See Notes 6 and 20 to the Consolidated Financial Statements.

Equipment Sales, Rentals and Services Segment

     In addition to the energy business, the Company sells and rents power generation and cogeneration equipment. A significant portion of the Company's equipment rental business is attributable to the operations of its subsidiary, O'Brien Energy Services. The Company provides related services, including the design, assembly, repair and maintenance of permanent or standby power generation equipment. In addition, the Company sells equipment manufactured by others to turnkey contractors in connection with the construction of the Company's projects. The Company also sells equipment purchased by it for projects unrelated to those being developed by the Company. From time to time, it purchases equipment for reconditioning and sale. In its rental business the Company serves the construction, industrial, military, transportation, mining, utility and entertainment markets. On a national level the Company competes principally with one other company. In addition there are numerous local competitors in each of the geographic areas in which the Company operates. The Company competes on the basis of experience, service, price and depth of its rental fleet.

     Puma, a wholly-owned United Kingdom subsidiary, designs and assembles diesel and gas fueled power generation systems ranging in size from 5 kilowatts to 5 megawatts. These products are engineered and sold for use in prime power base load applications as well as for standby or main failure emergency situations. Major markets for these products include commercial buildings, governmental institutions such as schools, hospitals and public facilities, industrial manufacturing or production plants, shipyards, the entertainment industry and offshore drilling operations. The Company exports many of its products primarily through established distributors and dealers in local areas for delivery to markets such as the Far East, including Hong Kong and mainland China, together with the Middle East and South America.

     The Company also designs and manufactures custom electrical control and distribution subsystems. These include medium voltage cubicle switchboards, main distribution systems, control instrumentation panels and packaged substations. This equipment receives and distributes power through a building, ship or other self-contained structure.

     The Company, through its American Hydrotherm subsidiary, is also in the business of custom designing, engineering, constructing, installing and servicing high temperature liquid heat transfer systems for industrial processing applications. Each system is designed by American Hydrotherm to meet precise temperature and other specifications for processing equipment. These systems are used in various industries such as steel, plastics, wood, rubber, paper, chemical, petrochemical and electronics.

Regulation

     In connection with the development and operation of its projects, the Company is substantially affected by federal, state and local energy and environmental laws and regulations.

     The enactment in 1978 of PURPA and the adoption of regulations thereunder by Federal Energy Regulatory Commission ("FERC") provided incentives for the development of small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts) and cogeneration facilities (collectively referred to as "Qualifying Facilities"). Electric utilities are required to purchase power from such facilities at rates based on the incremental cost of electrical energy (so-called "avoided cost"). Under regulations adopted by FERC and upheld by the United States Supreme Court, such rates are based upon "the incremental cost to an electric utility of electrical energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Avoided cost is generally a function of the cost of fuel required to generate electricity and of the cost of capital required to construct a power plant to supply such capacity.

     All of the Company's existing electric generating facilities are designed to be qualifying small power production facilities or qualifying cogeneration facilities, as these terms are defined in PURPA. Pursuant to authority granted to FERC under PURPA, FERC has promulgated regulations which at present exempt most of these facilities from the Federal Power Act, the Public Utility Holding Company Act of 1935 and, except under certain circumstances, state laws respecting the rates charged by electric utilities.

     In order to qualify for the benefits provided by PURPA, the Company's facilities must meet certain size, efficiency, fuel and ownership requirements. For its major cogeneration projects, it is the Company's practice to obtain an order from FERC confirming the qualification of its facilities. For its biogas projects, the Company's practice is to utilize the self-certification procedure authorized by PURPA and FERC regulation. However, the standards for qualification and the regulations described above are subject to amendment. If the regulations were to be amended, the Company cannot predict the effect of any such amendment on the extent of regulation to which the Company may thereby become subject. The Company is not currently aware of any proposed amendments to PURPA or regulations promulgated by FERC thereunder to materially alter the standards for qualification.

     In the event that one of the Company's cogeneration facilities failed to meet the requirements of being a "Qualified Facility," that entity would be materially adversely impacted.

     The Company is also subject to the Powerplant and Industrial Fuel Use Act of 1978 ("FUA"), which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities also have the capability to use coal or any other alternate fuel as a primary energy source. All of the Company's existing cogeneration projects are designed to qualify for permanent exemption from FUA.

     In addition to the regulations described above, the Company's projects must comply with applicable federal, state and local environmental regulations, including those related to water and air quality. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. The environmental regulations under which the Company's projects operate are subject to amendment. The Company cannot predict what effect compliance with such amendments may have on the Company's business or operations. Compliance could require modification of a project and thereby increase its costs, extend its completion date or otherwise adversely affect a project.

     All projects in operation and under development are believed to be operating in substantial compliance with or designed to meet currently applicable environmental requirements. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to expend significant capital expenditures.

Employees

     As of September 20, 1994, the Company had approximately 176 full-time employees, including executive officers of the Company. Of these, approximately 69 are involved with the Company's overseas equipment sales, rental and service operations. The Company has reduced its staff of employees for the purpose of reducing overhead expenses. None of the Company's employees are members of a union or are subject to a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

     The Company expects that as each of its projects is constructed and becomes operational, it will either have to hire additional employees to staff these projects or enter into operation and maintenance agreements with unrelated third parties. The Company believes that these project personnel will be readily available.

Competition

     Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the cogeneration and biogas market. Many of these organizations have substantially greater resources than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins.
Even though many of its potential competitors have substantially greater resources than the Company, the Company believes that its experience, particularly if combined with a strategic alliance with a third party with regard to larger projects, will enable it to compete effectively.

Significant Customers

     The Company derived 53%, 65% and 67% of its revenues in fiscal 1994, 1993 and 1992, respectively, from JCP&L as a result of the operation of the Newark, Parlin and Hamms projects. (The Hamms project was sold on June 30, 1992.)

Patents

     The Company owns patents and trademarks relating to its waste heat storage technology which are expected to contribute to the business activities of the Company.

Backlog

     The order backlog of Puma as of March 31, 1994 was approximately $2,611,000, compared with approximately $6,000,000 as of March 31, 1993. The order backlog for American Hydrotherm at June 30, 1994 and 1993 was $1,024,000 and $1,300,000, respectively. The order backlog for O'Brien Energy Services, in regard to its equipment sales operations, at June 30, 1994 was $2,051,000. There was no significant backlog for O'Brien Energy Services at June 30, 1993 during its startup period in its equipment sales operations. Management expects that the backlog amounts will be delivered during each of Puma's and American Hydrotherm's and O'Brien Energy Services' current fiscal years, as applicable. There is no significant seasonal influence to the order backlog. See "Business--Energy Segment--Projects in Development."

D. Financial Information About Foreign and Domestic Operations and Export Sales.



				1994		1993		1992
				----		----		----
					    (In thousands)
  Revenues:
      United States		$ 93,090  	$ 83,797	$  84,560
      United Kingdom		  13,499	  13,895  	   15,555
				--------	--------	---------
				$106,589	$ 97,692	$ 100,115
				========	========	=========

  Net Income (Loss):
      United States		$(14,570)       $(13,350)	$   1,535
      United Kingdom		  (1,931)	    (361)	     (123)
				--------   	--------	---------
				$(16,501)       $(13,711)	$   1,412
				========	========	=========

  Identifiable Assets:
      United States		$230,343	$252,863	$ 249,544
      United Kingdom		   7,473	   9,666	    9,510
				--------	--------	---------
				$237,816	$262,529	$ 259,054
				========	========	=========

     The revenues and operations of the Company's foreign operations in the United Kingdom disclosed above are attributable solely to the equipment sales and services segment of the Company's business. The revenues from such operations accounted for in excess of 50% of that particular segment's revenue in 1994.

     The Company's foreign operations are subject to the additional risks inherent in doing business in foreign countries, including changes in currency exchange rates, currency restrictions, political changes and expropriation. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable and, in view of the fact that the Company's foreign activities historically have been largely concentrated in Europe and not in any single country and the fact that the Company attempts to secure payment for export sales with commercial letters of credit or other secured means, does not consider them a factor materially adverse to its operations as a whole.


    [The remainder of this page is intentionally blank.]

ITEM 2.  PROPERTIES.

     The Company's offices located at 225 and 231 South Eighth Street, Philadelphia, which cover approximately 16,000 square feet, are leased from Pennsport Partnership, a Pennsylvania partnership in which Frank L. O'Brien III has a 50% ownership interest. The lease term expires in November 1999 with an option to renew for a five-year term at the option of the Company. The rental expense for the premises was approximately $289,000 in 1994. The Company also leases office and warehouse space from Christiana River Holdings, Ltd., an entity owned by Frank L. O'Brien III. Rental expense for 1994 was $150,000, plus real estate taxes.

     In September 1993, Puma purchased its executive offices and its principal manufacturing facility located in Ash, Canterbury, Kent, United Kingdom from III Enterprises, Limited, an entity owned by Frank L. O'Brien III for approximately $800,000. Rental expense for the five months prior to the purchase in fiscal 1994 was approximately $66,000. See Note 24 to the Consolidated Financial Statements.

     The executive and engineering offices of American Hydrotherm are located in New York City. American Hydrotherm leases this 8,000 square foot facility under the terms of a ten-year lease executed in 1990. Burr Controls, Inc. leases approximately 10,000 square feet for its assembly and manufacturing operations on Long Island, New York.

     The headquarters of O'Brien Energy Services are located on approximately 4 acres in Wilmington, Delaware. The premises are owned, subject to a mortgage, in fee simple and include an approximately 55,000 square foot building. In addition, O'Brien Energy Services owns, subject to a mortgage, office and warehouse space in Houston, Texas, on approximately two acres of land. O'Brien Energy Services leases space for similar purposes in each of Bakersfield and Benecia, California. The office and warehouse space in Texas and in the California locations range from approximately 5,000 to 10,000 square feet.

     The Company leases, typically for a nominal fee, property on the site of its proposed cogeneration facilities from the commercial user of thermal energy. The term of the lease equals or exceeds that of each respective thermal supply agreement. The Company believes that the leased premises are suitable and adequate for the Company's projects.

        [The remainder of this page is intentionally blank.]

ITEM 3.  LEGAL PROCEEDINGS.

     CHAPTER 11 REORGANIZATION PROCEEDINGS

     On September 28, 1994, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition (No. 94-26723(RG)) for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the District of New Jersey to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company, and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company expects to continue its normal activities, including project development and the sale and/or refinancing of existing projects. There can be no assurance that the Company, in ;the future, will ahve adequate cash flow to finance operations and ongoing development activities or to meet current obligations.

     As a result of this action, pending litigation against the Company (but not its subsidiaries) will be stayed and consolidated with this bankruptcy proceeding. The Company has also been advised that its securities are being delisted from the American Stock Exchange, however, the Common Stock continues to be listed on the Philadelphia Stock Exchange. The Company intends to have its Debentures included in either the OTC Bulletin Board or the "pink sheets." There can be no assurance that a trading market will develop for any of the Company's securities even if they are listed on any of the foregoing exchanges or quotation systems. See "Market for Registrant's Common Equity and Related Stockholder Matters."

     Although the Company cannot give definitive assurance regarding the ultimate resolution of the various remaining claims described below, the Company does not presently believe the resolution will have a material adverse impact on the Company's consolidated financial statements. However, attorney costs of defending against these litigations have impacted the Company's financial statements in 1994 and 1993.

     HAWKER SIDDELEY PROCEEDINGS

     In May 1994, actions entitled (i) Hawker Siddeley Power Engineering Inc. v. O'Brien (Parlin) Cogeneration, Inc. (the "Parlin Action"), and (ii) Hawker Siddeley Power Engineering Inc.
v. O'Brien California Cogen Limited, a California Limited Partnership, O'Brien Cogeneration, Inc. II and O'Brien Energy Systems Inc. (the "Salinas Action") were settled pursuant to an agreement entered into by the parties (the "Hawker Settlement Agreement"). Pursuant to the Hawker Settlement Agreement, other than the Company issuing a promissory note for $1,500,000 to Hawker Siddeley (the "Note"), no money was exchanged; O'Brien (Parlin) Cogeneration, Inc. was not required to pay the approximately $5,100,000 contract price withheld and all parties dismissed their claims related to the Parlin action. Pursuant to the Hawker Settlement Agreement, the Salinas Action, prior to being dismissed, required that the first payment under the Note be paid by October 6, 1994. Therefore, as the payment was not made, the Salinas Action remains open. See Note 29 to the Consolidated Financial Statements.

     In May 1993, actions entitled (i) O'Brien (Newark) Cogeneration, Inc. v. Hawker Siddeley Power Engineering Inc. and Hawker Siddeley Group, P.L.C. and (ii) Hawker Siddeley Power Engineering Inc. v. O'Brien (Newark) Cogeneration, Inc. and O'Brien Newark Supply Corporation were settled pursuant to an agreement entered into by the parties (the "Newark Settlement Agreement"). Pursuant to the Newark Settlement Agreement, no money was exchanged, O'Brien
(Newark) Cogeneration, Inc. was not required to pay the $3,800,000 contract price withheld and all parties dismissed their claims.

     As of September 1993, actions entitled (i) Hawker Siddeley Power Engineering Inc. v. O'Brien Cogeneration (Hartford), Inc., (ii) O'Brien Cogeneration (Hartford), Inc. and O'Brien (Hartford) Cogeneration Limited Partnership v. Hawker Siddeley Power
Engineering Inc. and Hawker Siddeley Group, P.L.C. and (iii) Hawker Siddeley Power Engineering, Inc. v. Energy Networks, Inc., O'Brien (Hartford) Cogeneration Limited Partnership and Connecticut
National Bank were settled pursuant to an agreement entered into by the parties (the "Hartford Settlement Agreement"). Pursuant to the Hartford Settlement Agreement, the Company relinquished its interest in the project and its general partner responsibilities, paid Hawker Siddeley $250,000 and issued a promissory note for $250,000 to the succeeding general partner, which resulted in a total charge of $1,121,000 for fiscal 1993. See Note 21 to the Consolidated Financial Statements.


     OTHER PROCEEDINGS

     In September 1993, an action entitled Gulfgen Limited and TransAndean International, S.A. v. O'Brien Environmental Energy, Inc. was commenced in the United States District Court, District of Delaware. The complaint alleged the Company repudiated its obligation to close a proposed transaction which, among other things, involved a proposed transfer by Gulfgen Limited ("Gulfgen") and TransAndean International, S.A. ("TransAndean") of an interest in a pipeline project to the Company (and an agreement to contract for project development services from the Company in connection therewith) in exchange for certain stock of the Company and an option to purchase additional stock of the Company. No closing documents were negotiated or executed. Gulfgen and TransAndean, however, claim that an officer of the Company with authority to bind the Company sent the agreement with a transmittal letter dated July 30, 1993 containing a statement that constituted an agreement by the Company. The complaint also alleges that the Company is now obligated to pay a break-up fee of $200,000 and that the Company has repudiated its alleged contractual obligation to pay such $200,000 break-up fee. The Company has settled the action by paying Gulfgen $25,000.

     In December 1993, an action entitled Pueblo Chemical, Inc. v. O'Brien Environmental Energy, Inc. was commenced in the Court of Chancery of the State of Delaware - New Castle County. The Complaint alleges that Pueblo (allegedly, the owner of record of 100 shares of the Class A Common Stock of the Company) has the right to inspect the Company's stock ledger, list of stockholders and certain books and records. This action was settled by the Company providing the information requested.

     In January 1994, an action entitled Pueblo Chemical, Inc. v. O'Brien Environmental Energy, Inc., Frank L. O'Brien, III, Joel D. Cooperman, William Forman and Charles L. Andes was commenced in the Court of Chancery of the State of Delaware - New Castle County.
The Complaint alleges, among other things, fraud and breach of fiduciary duties in connection with a certain agreement allegedly entered into by Pueblo and an affiliate of Frank L. O'Brien III. The Company believes that these allegations are without merit and intends to vigorously contest them. In a decision rendered in U.S. Bankruptcy Court on February 4, 1994, in a companion case involving the aforementioned affiliate of Frank L. O'Brien III, the Judge has determined that these claims are without merit and no contract existed between the parties. Pueblo appealed the decision to the United States District Court, which Court denied the appeal and reaffirmed the decision of the Bankruptcy Court which, in effect, terminated the plaintiff's cause of action in the case, although the case remains on the docket as dormant.

     By letter dated September 20, 1993, the Securities and Exchange Commission (the "SEC") commenced an informal inquiry into trading in the securities of the Company. The SEC requested information from the Company for the period of March 1, 1993 to September 20, 1993. The SEC has indicated that this inquiry should not be construed as an indication by the SEC or its staff that any violations have occurred, or as an adverse reflection upon any person, entity or security. The Company sent an initial written response to the SEC on October 21, 1993, and a subsequent response on November 12, 1993. Since such time, the SEC has not contacted the Company for any additional information with respect to the inquiry.

     In June 1993, the Company received a Citation and Notification of Penalty (the "Citations") under the Occupational Safety and Health
Act of 1970 from the United States Department of Labor ("DOL") for each of its Newark and Parlin Cogeneration plants. The penalties listed for the Newark and Parlin plants are $44,650 and $10,000, respectively. In September 1994, the Company entered into a settlement agreement with the DOL in which the Company, citing responsibility of the turnkey contractor of the plants to Hawker Siddeley Power Engineering Inc. and the Operations and Maintenance Contractor of the plants to John Brown Engineering, accepted a single citation at the Newark and Parlin plants and accepted penalties in the amount of $7,000 and $5,000, respectively.

     In September 1993, October 1993 and November 1993, respectively, actions entitled (i) BRIDGET E. McLOUGHLIN, Individually and as Administrator of the estate of MICHAEL A. McLOUGHLIN, deceased, et al., v. O'BRIEN COGENERATION INC., HAWKER SIDDELEY CONSTRUCTION
CO., et al.; (ii) GEORGIE ANN ELEY, Individually and as Administratrix on behalf of the Estate of JOSEPH ELEY, JR., deceased, et al. v. O'BRIEN COGENERATION INC., HAWKER SIDDELEY,
JOHN BROWN INC. (for discovery purposes only), et al.; and (iii) KELLY ANN MOTICHKA, Individually and as Administrator on behalf of the Estate of Andrew Motichka, deceased, et al. v. O'BRIEN COGENERATION INC., HAWKER SIDDELEY, JOHN BROWN INC., (for discovery purposes only), et al. were commenced in the Superior Court of New Jersey Law Division - Essex County. These actions were filed by the survivors of three employees of John Brown Power Limited, the operator of the Company's Newark Cogeneration facility, who were killed as the result of a fire which occurred at the facility in December 1992. The actions seek the recovery of damages in an unspecified amount. Insurance counsel estimates that each of the pending claims could have a value in excess of $1,000,000. The amount allocable to the Company, if any, is not determinable at this time. The Company's insurer has recently disputed the maximum amounts of coverage under the Company's policies. If a satisfactory resolution of this dispute cannot be reached, the Company may be required to file an action in court to obtain an adjudication of its rights under its insurance policies. The
Company believes that these claims will not have a material adverse financial effect on the Company because (i) the Company has sufficient liability insurance coverage and (ii) the operator of the facility has agreed to indemnify the Company for any liability arising out of the operator's operation and maintenance of the facility.

     In January 1993, an action entitled Resolution Trust Corporation as receiver for Atlantic Financial Savings, F.A. v. Clarence J. O'Brien, II, Frank L. O'Brien III, O'Brien Energy Systems, Inc., O'Brien Mobile Power Rental Company, III Enterprises, Inc., III Enterprises, Inc. I, Puma Manufacturing, Ltd., Puma Power Plant, Ltd., O'Brien Power Equipment, Inc. and Powerhouse Contractors,
Inc. was commenced in the District Court for the Eastern District of Pennsylvania. The Complaint alleges that certain transactions between the Company and a separate group of individuals and companies jeopardized and harmed the ability of the second group of companies to repay loans to their creditor, Atlantic Financial Savings, F.A., an entity which had fallen into Resolution Trust Corporation ("RTC") receivership. The plaintiffs sought damages in excess of $75,000. In May 1993, the case was dismissed without prejudice and the parties entered into an agreement whereby the Company would pay a total of $930,000 to the RTC in installments including a final payment in the amount of $590,000 on January 15, 1995, unless otherwise extended, in exchange for the RTC's position in certain collateralized assets.

     In May 1994, BBC/DRI Blacklick Joint Venture (the "Joint Venture") filed a complaint for arbitration against O'Brien Methane
Production Inc. with the American Arbitration Association in Philadelphia, Pennsylvania. The complaint alleges, among other things, breach of contract, fraud and conversion in connection with an agreement between the parties concerning the sale by the Company of rights to develop coalbed methane properties in Indiana County, Pennsylvania. The Joint Venture seeks damages in the amount of approximately $550,000 and the cancellation of all remaining payments due under a promissory note in favor of the Company in the current outstanding amount of $4,500,000. In its answer, the Company has denied the allegations and counterclaimed against the Joint Venture for breach of contract in such amount as is necessary to repay the balance of the promissory note with interest. The
Company has, further, requested that a receiver be appointed to ensure the performance of the Joint Venture with regard to its contractual obligations to the Company.

     David B. Zlotnick, individually and on behalf of himself and all persons similarly situated v. O'Brien Environmental Energy, Inc., Court of Common Pleas, Philadelphia County, April Term 1994, No. 3224. This Complaint alleges that the defendants did not pay interest that was due March 15, 1994 or September 15, 1994 to the three series of bondholders of the 7 3/4% of Convertible Senior Subordinated Debentures due March 15, 2002, the 11% Convertible Senior Subordinated Debentures due on March 15, 2010 and the 11% Convertible Senior Subordinated Debentures due on March 15, 2011.


     Allan G. Stevens, on behalf of himself and all persons similarly situated v. O'Brien Environmental Energy, Inc., Frank L. O'Brien, III, Joel D. Cooperman, William Forman, Bruce L. Levy, Sanders D. Newman and Morgan Guaranty Trust Co. This Complaint was served on August 10, 1994. The Complaint alleges that the defendants other than Frank L. O'Brien, III, sold stock while in possession of material adverse, non-public information and all defendants participated in disseminating misleading information to artificially inflate the value of the Company's stock. The Company believes these allegations to be totally without merit.

     James M. Blackman and Virginia Frantz v. O'Brien Environmental Energy, Inc., Frank L. O'Brien, III, Joel D. Cooperman, William Forman, Bruce L. Levy, and Sanders Newman. On September 15, 1994 a class action suit was filed against the Company and others by a class allegedly consisting of all persons who purchased the Company's debentures from September 28, 1992 through April 12, 1994. The Complaint alleges that the defendants made misleading statements and omitted to state material facts in certain public disclosures made by the Company. The Company believes these allegations to be totally without merit.

     See Notes 7, 21 and 29 to the Company's Consolidated Financial
Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


    [The remainder of this page is intentionally blank.]


                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is principally traded on the AMEX under the symbol "OBS" and is also listed on the Philadelphia Stock Exchange. As of September 28, 1994, the AMEX halted trading in the Company's securities due to, among other things, the Company's filing of a voluntary petition for protection under the U.S. Bankruptcy Code. On October 4, 1994, the AMEX advised the Company that it had initiated proceedings to delist the Company's securities therefrom.

     The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices for the Class A Common
Stock as reported on the AMEX.



	 								High		Low
									----		---
	Fiscal year Ended June 30, 1992
		Quarter ended September 30, 1991			6 1/4		4 1/2
      		Quarter ended December 31, 1991				5 7/8		3 3/4
		Quarter ended March 31, 1992				5 5/8		3 3/4
      		Quarter ended June 30, 1992				5 1/4		3 7/8

	Fiscal Year Ended June 30, 1993
		Quarter ended September 30, 1992			4 15/16		3 7/8
       		Quarter ended December 31, 1992				5 1/4		4 1/8
		Quarter ended March 31, 1993				5 1/4		3 1/2
		Quarter ended June 30, 1993				4 15/16		3 11/16

	Fiscal Year Ended June 30, 1994
		Quarter ended September 30, 1993			4 5/16		2
		Quarter ended December 31, 1993				3 5/16		2
		Quarter ended March 31, 1994				2 13/16		15/16
		Quarter ended June 30, 1994				1 3/8		7/16

	Fiscal Year Ending June 30, 1995
		Quarter ending September 30, 1994 (through
		September 20, 1994)					  7/8		3/8




     On September 20, 1994, the closing sale price of the Company's Class A Common Stock on the AMEX was $11/16 per share and there were 13,055,597 shares of Class A Common Stock outstanding.

     The approximate number of stockholders of record of the Class A Common Stock of the Company at September 20, 1994 was 1,471 not including beneficial owners whose shares are held by banks, brokers and other nominees. Frank L. O'Brien III, through his ownership of III Enterprises, Inc., is the owner of all of the outstanding voting shares of Class B Common Stock of the Company. In October 1993, III Enterprises filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. In April 1994, III Enterprises and its creditors entered into a Stipulation which set forth certain key dates for implementing a Plan of Reorganization. The Debtor sought and obtained an extension of certain time period in the Stipulation to September 30, 1994. The debtor has since filed motions to extend the time periods in the Stipulation. On October 6, 1994, the bankruptcy court ordered that the matter be converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code. On October 7, 1994, the debtor appealed this order.

     In addition, this proceeding could cause a change of control of the Company, which could, among other things, significantly affect the direction of the management of the Company and limit the utilization all the Company's net operating loss carryforwards available at June 30, 1994 in accordance with IRS regulations. See Note 23 to the Consolidated Financial Statements.

     The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider.

     Some of the Company's commercial bank lines of credit restrict the payment of dividends.

     In addition, the Indenture governing the Company's 7 3/4% Convertible Senior Subordinated Debentures due March 15, 2002 (the "1987
Indenture") restricts the Company from declaring or paying any dividend or making any distribution on its capital stock or to its stockholders other than dividends and distributions payable solely in shares of its capital stock (such dividends being referred to as "Stock Payments"), unless (a) at the time of such Stock Payments no Event of Default under the 1987 Indenture (as defined therein) has occurred and is continuing, and (b) after giving effect thereto the aggregate amount expended for all Stock Payments subsequent to December 31, 1986 does not exceed the sum of: (i) 25% of the Consolidated Net Income (as defined in the 1987 Indenture) accrued on a cumulative basis subsequent to December 31, 1986 (or, in case such Consolidated Net Income shall be a deficit, minus 100% of such deficit); (ii) the aggregate net proceeds received by the Company from the issue or sale subsequent to December 31, 1986 of its capital stock (including capital stock issued upon the conversion of Indebtedness (as defined in the 1987 Indenture)); and (iii)
$500,000.

     The indentures governing the Company's 11% Convertible Senior Subordinated Debentures due March 15, 2010 (the "1990 Indenture") and 11% Convertible Senior Subordinated Debentures due March 15, 2011 (the "1991 Indenture") impose similar restrictions on the payment of dividends by the Company. The reference dates used for the 1990 and 1991 Indentures are December 31, 1989 and December 31, 1990, respectively. With respect to the 1990 and 1991 Indentures, the parenthetical information in (b)(i) above is qualified to indicate that in the event that the Company's Consolidated Stockholders' Equity (as defined in the 1990 and 1991 Indentures, respectively) is $60,000,000 or more, such percentage shall be 50%. The amount set forth in (b)(iii) above for each of the 1990 and 1991 Indentures is $2,000,000.

     The Company's project subsidiaries may declare and pay dividends to the Company only to the extent of surplus cash flow and subject to certain other restrictions.

      [The remainder of this page is intentionally blank.]


ITEM 6.  SELECTED FINANCIAL DATA.

     The consolidated selected financial data as of and for each of the five years in the period ended June 30, 1994 have been derived from the audited financial statements of the Company.
Due to the uncertainty concerning the Company's ability to continue as a going concern and the outcome of certain pending litigation, no provision has been made for any liabilities which may result from these uncertainties. This data should be read in conjunction with, and is qualified in its entirety by reference to, the related financial statements and notes included elsewhere in this Report.



 									          Year Ended June 30,
			       			-------		--------------------------------------------------------
						1994		1993		1992		1991		1990(2)
			    			-------		--------	--------	-------		--------
								  (in thousands, except per share data)
	Statements of Operations Data:
	Revenues:
	  Energy	     		       $  62,647  	$ 65,136	$ 71,638(1)	$19,881(1)	$  4,931
	  Equipment sales and services		  24,304 	  18,955	  21,854	 25,321		  24,634
	  Rental				   5,372  	   3,636	   3,191	  3,663		   4,005
	  Related parties			      --	     515	     378	    899		      --
	  Development fees and other		  14,266  	   9,450	   3,054	  1,616		   3,941
						--------	--------	--------	-------		--------
	    Total				 106,589 	  97,692	 100,115	 51,380	 	  37,511
	  Cost of revenues			  84,174	  71,750	  66,996	 37,383		  27,581
	  Gross profit				  22,415	  25,942	  33,119	 13,997		   9,930
	  Provision for loss on equipment
	   held for sale			   6,250	      --	      --	     --               --
	  Selling, general and
	   administrative expenses		  19,680	  21,872	  13,133	 13,311		   9,184
						--------	--------	--------	-------		 -------
	  Income (loss) from operations 	  (3,515)          4,070	  19,986	    686		     746
	  Involuntary conversion gain  		   6,066              --	      --	     --               --
	  Interest and other income		     874	     993	   1,204	  1,377		   2,409
	  Interest and debt expense		 (18,013)	 (15,696)	 (17,340)	 (8,434)	  (4,855)

	  Litigation settlement cost		    --		    --		    --		   (538)	    --
						--------	--------	--------	-------		--------

	    Income (loss) before income
	      taxes and cumulative effect
	      of change in accounting
	      principle				 (14,588)	 (10,633)	   3,850	 (6,909)	  (1,700)
	  Provision for (benefit from)
	    income taxes			   1,913	   3,078	   2,438	  1,676		    (280)
						--------	--------	--------	-------		--------

	    Income (loss) before
	      cumulative effect of
	      change in accounting
	      principle 			 (16,501)	 (13,711)	   1,412	 (8,585)	  (1,420)
	  Cumulative effect of change
	    in accounting principle		    --		    --		    --		   --		  (2,329)
						--------	--------	--------	-------		--------
	      Net income (loss)		       $ (16,501)	$(13,711)	$  1,412	$(8,585)	$ (3,749)
						========	========	========	=======		========
	  Net income (loss) per share:
	    Income (loss) before
	      cumulative effect of change
	      in accounting principle	       $   (.98)	$   (.82)	$    .09	$  (.67)	$   (.11)
	  Cumulative effect of change in
	    accounting principle 		    --		    -- 		    --		   --		    (.19)
						--------	--------	--------	-------		--------
	      Net income (loss)		       $   (.98)	$   (.82)	$    .09	$  (.67)	$   (.30)
						========	========	========	=======		========

	 Weighted average shares
	  outstanding				 16,871	          16,821	  14,911	 12,756		  12,427

										   As of June 30,
						--------	----------------------------------------------------------
						  1994		  1993		   1992	 	 1991		   1990
						--------	--------	---------       -------		----------
Balance Sheet Data:
Working capital (deficiency)(3)		       $(125,683)      $(11,119)	$    816	$(14,629)	$(10,126)
Property, plant and equipment, net		 176,514	 194,217	 195,677	 195,452	 165,233
Total assets					 237,816	 262,529	 259,054	 249,207	 216,494
Recourse long-term debt, net(3)			   7,073	  28,012	  20,003	  16,950	  22,566
Convertible senior subordinated
  debentures(3)					      --	  49,174	  49,174	  49,254	  22,999
Nonrecourse project financing, net(3)   	  60,310	  97,140	 107,898	 117,817	 100,166
Stockholders' equity				     136	  15,675	 29,405   	  14,235   	  22,302

- - ----------------------
(1)	Includes revenues attributable to the du Pont Parlin Project which commenced operations on June 26, 1991 and the Newark
	Boxboard project which commenced operations in November 1990.
(2)	In 1993, the Company adopted Statement of Accounting Standards #109, "Accounting for Income Taxes" (SFAS #109) and elected
	to apply the provisions of SFAS #109 retroactively to July 1, 1989.  Accordingly, the Consolidated Financial Satements
	for the year ended 1990 includes the cumulative effect of a change in accounting principle.
(3)	As of June 30, 1994, recourse long-term debt, net, nonrecourse project financing, net, and Convertible Senior
	Subordinated Debentures excludes $21,914, $25,010 and $49,174, respectively, of amounts with long-term repayment terms.
	These amounts have been included in current liabilities (thereby included in Working Capital Deficiency) due to defaults
	under the respective debt agreements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.



     On September 28, 1994, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition (No. 94-26723(RG)) for reorganization under Chapter 11 of the United States Bankruptcy
Code with the U.S. Bankruptcy Court for the District of New Jersey to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter
11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company, and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company expects to continue its normal activities, including project development and the sale and/or refinancing of existing projects. There can be no assurance that the Company, in the future, will have adequate cash flow to finance operations and ongoing development activities or to meet current obligations. Subsequent to September 28, 1994, the Company is operating as debtor-in-possession under the Bankruptcy Code.
As such, the Company is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. There can be no assurance that the Company will be able to obtain such approval to continue its normal operations and restructure its debt and otherwise engage in project development and the sale or refinancing of existing projects. In addition, the bankruptcy of an affiliate of the Company's principle stockholder may cause a change of control of the Company. Any discussion herein respecting the plans of management concerning the Company's business is accordingly qualified. See "Significant Factors--Liquidity; Chapter 11 Bankruptcy Filings" and "-- III Enterprises, Inc. Bankruptcy."

     The Company develops cogeneration, waste heat recovery and biogas projects ("Energy business"). In addition, the Company sells and rents power generation equipment ("Equipment sales, rental and services business"). Included in the Equipment sales, rentals and services business is the Company's demand-side management business, through which the Company provides standby power equipment to a customer for a fee.

     At present, the Company has eight projects in operation totalling approximately 237 megawatts of electric generating capacity, including seven wholly-owned projects developed by the Company totalling approximately 205 megawatts and one 32 megawatt project developed by the Company but presently owned substantially by a subsidiary of Chrysler Capital Corporation.

     The Company's energy revenues and gross profits are subject to seasonal variations as a result of power sales agreements which contain peak and off-peak energy pricing provisions and fuel costs which fluctuate based upon seasonal demand and other factors.

     The Board of Directors elected not to make the March 15, 1994 or the September 15, 1994 interest payments due on the 1987, 1990 and 1991 Indentures. The Company is also in default of certain other debt. See "Recent Developments" and "Liquidity and Capital
Resources".

     In December 1992, a fire disabled the Company's Newark Boxboard cogeneration plant. The damage to the plant has been repaired.
The plant returned to partial operation in August 1993 and full operation in October 1993. The Company received $36,000,000 from its insurance carrier which covered a substantial majority of the Company's cost of repair and loss of net profits due to business interruption. See "Results of Operations for the Years ended June 30, 1994, 1993 and 1992" and "Liquidity and Capital Resources" for further discussion and analysis of the impact of the fire.

     During May 1993, operations commenced at the Company's initial demand side management facilities (collectively, the "Philadelphia Water Department project"). The Philadelphia Water Department project consists of two ten megawatt standby power generating plants. In November 1993, the Company entered into a transaction under which it sold its interest in the Philadelphia Water Department project to entities controlled by an unrelated private investor. The Company continued to rent facilities and all related generation and associated equipment to the project. The Company repurchased the project on August 5, 1994 subject to a minority interest retained by the private investor. See "Recent Developments", "Results of Operations for the Years ended June 30, 1994, 1993 and 1992" and "Liquidity and Capital Resources".

     In January 1994, the Company ceased operations at one of its of United Kingdom subsidiaries which was in the business of manufacturing low voltage switchgear. Pretax losses associated with this United Kingdom subsidiary in fiscal 1994 were $1,200,000 which includes costs of $319,000 associated with the closure of the business.

     In May 1994, actions entitled (i) Hawker Siddeley Power Engineering v. O'Brien (Parlin) Cogeneration, Inc. (the "Parlin Action") and (ii) Hawker Siddeley Power Engineering, Inc. v. O'Brien California Cogen Limited, a California Limited Partnership, O'Brien Cogeneration, Inc. II and O'Brien Energy Systems, Inc. (the "Salinas Action") were settled pursuant to an agreement entered into by the parties (the "Hawker Settlement Agreement"). Pursuant to the Hawker Settlement Agreement, other than the Company issuing a promissory note for $1,500,000 to Hawker Siddeley, no money was exchanged. O'Brien (Parlin) Cogeneration, Inc. was not required to pay the approximately $5,100,000 contract price withheld and all parties dismissed their claims related to the Parlin Action. Pursuant to the Hawker Settlement Agreement, the Salinas Action, prior to being dismissed, required that the first payment under the notes be made by October 6, 1994. Therefore, as the payment was not made, the Salinas Action remains open. See "Recent Developments" and "Liquidity and Capital Resources".

     In September 1993, the Company reached an agreement to settle the Hartford Steam project litigation with the project's turnkey contractor, Hawker Siddeley Power Engineering, Inc. Under the terms of the settlement, the Company relinquished its interest in the project and its general partner responsibilities. As the Company's interest in the project was only 5%, management does not believe the settlement will have a significant impact on the Company's future results of operations. See "Results of Operations for the Years ended June 30, 1994, 1993 and 1992".

Results of Operations for the Years ended June 30, 1994, 1993 and
1992

     Revenues

     Energy revenues for the years ended June 30, 1994, 1993 and 1992 were $62,647,000, $65,136,000 and $71,638,000, respectively. Energy revenues primarily reflect billings associated with the Company's Newark Boxboard and du Pont Parlin cogeneration projects as well as the Company's biogas facilities. The decrease in energy revenues from 1993 to 1994 was primarily attributable to two separate mechanical failures at the Company's du Pont Parlin Project while the decrease in energy revenues from 1992 to 1993 was primarily attributable to the December 25, 1992 fire at the Newark Boxboard facility, each of which is separately discussed below.

     Revenues recognized at the du Pont Parlin Project were $37,910,000, $43,729,000 and $40,915,000 for the fiscal years ended
June 30, 1994, 1993 and 1992, respectively. In late September 1993, a gas turbine generator was shut down for unscheduled repairs until mid-December 1993. In late May 1994, a gas turbine was also shut down for unscheduled repairs until mid-August 1994. The Company estimates that these shut downs resulted in lost revenues of approximately $3,300,000 and $2,300,000 for the fiscal 1994 second and fourth quarters, respectively. Fiscal 1994 revenues include business interruption proceeds of $726,000 for the second quarter period. No amounts are recognized for the fourth quarter interruption because of a 30 day deductible period before insurance coverage applies.

     Revenues at the Newark Boxboard project were $23,082,000, $19,629,000 and $27,532,000 for the fiscal years ended June 30, 1994, 1993 and 1992, respectively. A fire at the Newark Boxboard project on December 25, 1992 disabled the plant until full operations resumed in October 1993. Fiscal 1994 revenues consisted of business interruption insurance proceeds of $980,000, partial operations from August to September 1993 and from full operations beginning in October 1993 through June 30, 1994. In comparison, fiscal 1993 revenues consist of full operations from July 1992 through December 1992 and $5,880,000 of business interruption proceeds through June 30, 1993.

     In February 1994, the Company and its insurance carrier for the Newark project reached an agreement concerning the property damage and business interruption insurance claims submitted in connection with the fire. Under the terms of the agreement, the insurance carrier agreed to a minimum settlement of $36,000,000 which covered a substantial majority of the Company's costs of repair and loss of net profits due to business interruption. In addition, the Company has the right to receive up to an additional $1,400,000 upon the recovery by the insurance carrier of its claims against third parties. As a result of the insurance property settlement and the subsequent repairs made to the project, the Company recognized an involuntary conversion gain of $6,066,000 in the fiscal year ending June 30, 1994, representing the amount by which the replacement cost (insurance proceeds) exceeded the net book value of assets lost.

     Energy revenues from the Company's biogas projects for the fiscal year ended June 30, 1994, 1993 and 1992 were $1,655,000, $1,679,000 and $2,825,000, respectively. Fiscal 1992 revenues included the Orange County, Amity, Hamms and Republic projects, each of which was sold or affected by termination of contracts in June 1992.

     Equipment sales and services for the years ended June 30, 1994, 1993 and 1992 were $24,304,000, $18,955,000 and $21,854,000, respectively. Equipment sales and services principally reflect the operations of O'Brien Energy Services, Puma and American
Hydrotherm. O'Brien Energy Services revenues for the years ended June 30, 1994, 1993 and 1992 were $7,789,000, $3,067,000 and
$144,000, respectively. The increases are primarily attributable to the Company expanding its domestic business in the design and assembly of generator sets and switchgear.

     Equipment sales of Puma in the years ended June 30, 1994, 1993 and 1992 were $13,499,000, $12,971,000 and $15,119,000, respectively.
Revenues from 1992 to 1993 decreased primarily as a result of substantial utilization of Puma's production facilities in 1993 for internal projects such as the design and assembly of the standby power systems used in the Philadelphia Water Department project. Dollar-denominated revenues also declined as a result of a strengthening of the dollar versus the pound sterling. Fiscal 1994 revenues remain depressed from 1992 levels because of continued recessionary pressures and increased competition in the European market.

     Equipment sales and services for the years ended June 30, 1994, 1993 and 1992 by American Hydrotherm were $2,990,000, $2,912,000 and $5,742,000, respectively. The decrease in revenues from 1992 levels was primarily due to recessionary pressures and a change in product mix towards smaller projects.

     The balance of equipment sales and services for the years ended June 30, 1994, 1993 and 1992 consisted of nonproject-related equipment activities and operation and maintenance activities with third parties.

     Rental revenues were $5,372,000, $3,636,000 and $3,191,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The increase in rental revenues in 1994 and 1993 was attributable to the completion in May 1993 of the Philadelphia Water Department project. The Company sold its interest in the Philadelphia Water
Department project in November 1993 but continued to own and lease power generation equipment to the project which in fiscal 1994 amounted to approximately $2,187,000.

     Revenues from related parties for the years ended June 30, 1993 and 1992 were $515,000 and $378,000, respectively. These revenues consisted principally of equipment sales and services. Management does not anticipate significant revenues from related parties in the future.

     Development fees and other revenues were $14,266,000, $9,450,000 and $3,054,000 for the years ended June 30, 1994, 1993 and 1992, respectively. Development fees and other revenues for fiscal 1994 include $5,121,000 of revenues recognized in connection with the sale of the Company's contractual rights to develop certain coalbed methane reserves. The selling price consisted of a $2,000,000 cash payment and a production note of $4,500,000. The Company discounted the note to reflect its estimated net realizable value in consideration of the Company's plan to monetize certain assets and accelerate cash flow. Most significantly, included in development fees and other revenues, in June 1994, the Company sold its recently acquired rights to develop a standby electric facility project for $5,000,000. The costs associated with the development of these rights were insignificant.

     Development fees and other revenues for 1993 and 1992 consist of the sale of certain contractual rights associated with various projects either under development ($4,866,000 in 1993) or in operation ($2,048,000 in 1992). Development fees and other revenues also increased in 1994 and 1993 as a result of the Company supplying $4,015,000 and $3,989,000 in fiscal 1994 and 1993, respectively, of fuel under a fuel management contract to the California Milk Producers project at a negligible profit. In addition, the Company recognized $480,000 and $779,000 of revenues for equipment supply agreements associated with the Hartford Steam project for the years ended June 30, 1993 and 1992, respectively.
The balance of development fees and other consists primarily of revenues recognized in connection with management fee agreements associated with the California Milk Producers and Hartford Steam projects.

     Costs and Expenses

     Cost of sales for the years ended June 30, 1994, 1993 and 1992 include direct costs associated with the operation of projects of $49,961,000, $44,889,000 and $46,101,000, respectively. Cost of energy revenues increased in 1994 versus 1993 as a result of the Newark Boxboard project resuming full operations in October 1993 after completing repairs caused by the December 1992 fire. The project operated over nine months in fiscal 1994 as compared to six months in fiscal 1993. Energy cost increases in 1994 over 1993 were also impacted by gas swap and futures contract gains recognized in the 1993 fiscal year.

     In fiscal 1993, the Company entered into a short term gas swap agreement intending to levelize the cost of natural gas for the three month period ended December 31, 1992 (fiscal 1993) and the three month period ended September 30, 1993 (fiscal 1994). The Agreement covered approximately 100% of the natural gas consumed by the Newark Boxboard and du Pont Parlin projects and established a fixed unit price for contracts in each period. The Company realized a $1,000,000 gain on the December 1992 contracts and credited fuel costs for the $1,000,000 cash proceeds received from the broker. Actual market prices then increased slightly above the fixed gas swap prices for the September 1993 quarter contracts thereby eliminating any potential obligation pursuant to the gas swap agreements for the September 1993 quarter.

     A Gas Swap Agreement was also negotiated for the fiscal 1994 second and third quarter fuel costs which resulted in a reduction of fuel costs of approximately $157,000. Presently, the Company has no active gas swaps or hedges.

     The Company further hedged its gas position against price increases on a portion of its gas requirements for the remainder of the fiscal 1993 year through the use of gas futures which resulted in gains of $510,000 also recognized as an offset to fuel expense in fiscal 1993.

     Approximately seventy percent of the operating costs of the Newark Boxboard and du Pont Parlin projects consist of natural gas fuel costs. The Company continues to evaluate strategies to reduce the risk associated with the volatile nature of natural gas prices and their impact on gross profit levels. Cost of energy revenues in fiscal 1994 also increased because the Newark and Parlin projects were required to operate on an alternative (more expensive) fuel source for a portion of the third quarter because of natural gas shortages caused by severe winter conditions.

     Cost of equipment sales and services for the years ended June 30, 1994, 1993 and 1992 were $21,890,000, $16,431,000 and $17,746,000, respectively. Cost of equipment sales and services increased in 1994 primarily as a result of the increase in sales volume at O'Brien Energy Services. Fiscal 1993 cost of equipment sales and services increased as a percentage of sales as a result of the previously discussed change in American Hydrotherm's product mix as well as the utilization of Puma's facilities for internal projects such as the Philadelphia Water Department.

     Cost of rental revenues for the years ended June 30, 1994, 1993 and 1992 was $2,730,000, $2,458,000 and $1,421,000, respectively.
The increase in fiscal 1994 cost of rental revenues is attributable to costs associated with a full year's rental to the Philadelphia Water Department. The Company sold the project to a private investor in November 1993 but continued to own and lease the facilities and generation equipment to the project. Cost of rental revenues increased as a percentage of revenue in 1993 primarily as a result of depreciation charges on equipment idled while being modified for use in the Philadelphia Water Department project, as well as depreciation charges associated with equipment recently placed in service.

     Cost of revenues from related parties for the years ended June 30, 1993 and 1992 was $452,000 and $320,000, respectively. These costs consist principally of costs associated with equipment sales and services.

     Cost of development and other fee revenue was $9,593,000, $7,520,000 and $1,408,000, in the years ended June 30, 1994, 1993 and 1992, respectively. These costs consist principally of costs associated with the sale of various projects either under development or in operation, costs associated with a gas supply agreement with the California Milk Producers project, and costs associated with equipment supply agreements for the Hartford Steam project and costs of management agreements for the Hartford Steam and California Milk Producers projects.

     Provision for Loss on Equipment Held For Sale

     As part of the Company's debt restructuring program and its efforts to improve both short-term and long-term liquidity, the Company has actively begun seeking buyers for specific energy equipment not currently being used in an operating project nor critical to the completion of any projects in development. These assets, consisting mainly of gas and steam turbines are being held for sale in order to raise cash and reduce debt levels. The value of these assets sold in a secondary market is less than if they were incorporated into an internally developed operating project. Accordingly, the Company recorded a non-cash charge against earnings in the fourth quarter of $6,250,000 to write down the carrying value of these assets to an estimated resale value of $8,458,000 based upon appraisals made by the Company.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the years ended June 30, 1994, 1993 and 1992 were $19,680,000, $21,872,000 and
$13,133,000, respectively. Selling, general and administrative expenses increased substantially in fiscal 1994 and 1993 over 1992 primarily as a result of increased litigation costs and other professional services. Total professional fees were $4,955,000, $4,934,000 and $1,788,000 for 1994, 1993 and 1992 respectively.
Fiscal 1994 and 1993 also included the expensing of certain project development costs (See Note 8 to the Company's Consolidated
Financial Statements). Additionally, in fiscal 1993, a $1,121,000 charge associated with the Company's relinquishing general partner responsibilities at the Hartford Steam Project was included in selling, general and administrative expenses.

     Involuntary Conversion Gain

     In fiscal 1994, the Company recognized an involuntary conversion gain of $6,066,000 from the property settlement with the insurance carrier resulting from the December 25, 1992 fire at the Newark project. The gain represents the amount by which the insurance proceeds (replacement cost) exceeded the net book value of the equipment lost in the fire.

     Other Income

     Other income for the years ended June 30, 1994, 1993 and 1992 was $874,000, $993,000 and $1,204,000, respectively. Fluctuations in other income were primarily attributable to interest income earned on escrow accounts established in connection with the Newark
Boxboard and du Pont Parlin projects.

     Interest and Debt Expense

     Interest and debt expense for the years ended June 30, 1994, 1993 and 1992 was $18,013,000, $15,696,000 and $17,340,000,
respectively. The increase in fiscal 1994 interest expense is attributable to a full year's impact from additional borrowings in fiscal 1993 as well as from new borrowings in fiscal 1994 incurred primarily in connection with the Philadelphia Water Department project. The decrease in interest and debt expense in 1993 was primarily the result of interest rate decreases on the Company's floating rate debt as well as debt amortization on the Newark
Boxboard and du Pont Parlin projects. For the years ended June 30, 1994, 1993 and 1992, interest and debt expense includes $8,211,000, $9,145,000 and $11,284,000, respectively, associated with the nonrecourse financing on the Newark Boxboard and du Pont Parlin projects.

     Interest Swap

     A 1988 non-recourse project loan required that the Company enter into an Interest Swap Agreement to reduce the risk associated with a floating interest rate. As required, the Company negotiated an interest swap agreement with a third party in 1988 fixing the interest rate at 11% on 65% of the outstanding loan balance. At
June 30, 1994 the floating rate was approximately 5.75%. Interest expense include costs associated with the interest swap of approximately $3,253,000, $3,544,000 and $2,912,000 in fiscal 1994,
1993 and 1992, respectively.

     Income Taxes

     Income tax expense for the years ended June 30, 1994, 1993 and 1992 resulted primarily from not recognizing the future benefit of net operating losses ("NOLs"). As the Company continues to generate tax losses due mainly to excess tax over book depreciation, future utilization of these NOLs is not anticipated and therefore, these NOLs are not currently being recognized as deferred tax assets.

     Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1994 totalled approximately $5,681,000 as compared to $5,213,000 at June 30, 1993. Cash and cash equivalents consist primarily of short-term money market instruments. However, as described in Note 3 to the Consolidated Financial Statements, not all such cash balances were available to the Company due to provisions of the Newark Boxboard and du Pont Parlin financing agreements.

     Restricted cash at June 30, 1994 was $4,594,000 compared to $5,064,000 at June 30, 1993.

     The Company's working capital deficiency at June 30, 1994 was approximately $125,683,000 as compared to $11,119,000 at June 30, 1993. The substantial increase in the Company's working capital deficiency is primarily due to the reclassification to current liabilities of the $49,174,000 balance of all outstanding Debentures as a result of the Company not making its March 15, 1994 interest payment on its Debentures, $25,010,000 of nonrecourse debt because of a working capital default and $21,914,000 of recourse debt because of defaults attributable to cross defaults and the filing of bankruptcy on September 28, 1994. See "Business--General Development of Business" and "Legal Proceedings".

     As a result of defaults, consisting of defaults in the payment of interest under each of the Company's three bond Indentures, as well as defaults under certain of the Company's loan agreements and the bankruptcy filing the Company reclassified an additional
$21,914,000 for a total of $39,042,000 of its recourse debt as a current liability. Of this amount, approximately $5,320,000 was triggered solely by defaults under the Indentures, $3,066,000 by cross defaults and the non-payment of principal subsequent to year end and the remainder, $13,528,000, was reclassified because of the bankruptcy filing on September 28, 1994. The Company was having discussions with its various lenders regarding the defaults and was developing a program to restructure this debt. The program was intended to provide, among other things, an extended amortization of the debt and the sale of equipment, which is not currently being utilized in an operating project or which has not been designated for a project under development. No lender had accelerated the payment of its loans with Company. The program had met with approval by several of the Company's lenders. See Note 5 to the Company's Consolidated Financial Statements.

     At June 30, 1994, both the Newark and Parlin projects were in default of the covenant which requires the maintenance of positive working capital. On September 26, 1994, the project lenders agreed to waive this covenant through July 1, 1995, for the Parlin Project only, provided that during the period that this waiver is in effect no distribution of any nature whatsoever will be made to the Company. This waiver will cease to be effective in the event that the Parlin Project is in compliance with the requirement to maintain positive working capital at any time prior to June 30, 1995. The lenders were not willing to provide a similar waiver for the Newark project. As a result of the Newark project not getting the waiver, $25,010,000 of non-recourse debt has been reclassified from long-term to short-term debt.

     Working Capital Requirements--Capital Resources

     During the years ended June 30, 1994 and June 30, 1993, the Company has suffered significant setbacks. Among these were the Newark Boxboard project fire, the expenses and significant diversion of management focus required to repair the Newark Boxboard plant, the intensification of the Hawker Siddeley litigation and the Debenture defaults. All of these have made it difficult for the Company to refinance or sell equity in its Newark Boxboard project and thus deprived the Company of access to significant capital which would otherwise have been available for project development. Additionally, the Indenture governing one series of the Company's Debentures restricts the ability of the Company to incur new long-term indebtedness under certain circumstances.

     In response to these developments, the Board of Directors of the Company initiated a plan to address the short, intermediate and long-term working capital needs of the Company. Management expects the short-term (fiscal 1995) needs of the Company to be met through the monetization of assets or other means of accelerating cash flow, for example, the sale of operating projects and/or projects in development.

     In order to further enhance short-term cash flow, management has also offered discounts to certain debtors of the Company for early payment. In the aggregate, during the period July 1, 1993 through June 1994, the Company has received $1,400,000 in early satisfaction of notes receivable of $1,695,000. Under the terms of the notes, cash would not have been received until periods ranging from three months to over two years from the date of actual funding.

     In November 1993, the Company entered into a letter of intent and then in March 1994, the Company entered into a $7,000,000 subordinated loan agreement with Stewart & Stevenson Services, Inc., a major equipment supplier and operation and maintenance company to be disbursed upon the completion of certain milestones.
The first disbursement of $1,000,000 was funded January 13, 1994.
The second disbursement of $3,500,000 was funded on March 16, 1994.
Of this amount, $2,300,000 was disbursed to the Company and $1,200,000 remained in the Newark Boxboard project to prepay project debt, pay certain expenses of the project and create a capital improvement fund. The availability of a third disbursement of $2,500,000 has expired. This third disbursement was intended to be utilized for prepayment of debt at the Newark Boxboard project level and to satisfy a $1,000,000 note between the Company and Stewart & Stevenson. All outstanding principal and interest on the credit facility is to be satisfied by a percentage of all distributions made by O'Brien Newark. The Company currently intends to repay the proceeds of the Stewart & Stevenson credit facility upon the refinancing or sale of the Newark Project term loan.

     NatWest Markets has been retained to evaluate and market a partial sale, together with a concurrent or subsequent refinancing of the Newark Boxboard project term loan. The current debt outstanding on this project is approximately $29,580,000. In addition, management is currently evaluating a partial sale of the Company's du Pont Parlin project. Management's objective is to complete these transactions in the near future in order to generate additional cash flow, and to enter into a strategic alliance with a project "partner" to enhance refinancing efforts. There can be no assurance that the above mentioned transactions will occur. In order to facilitate these financing arrangements, or other financing alternatives, the Company reacquired in January 1994, a twelve and one-half percent equity interest in the Newark Boxboard project which it had previously sold in March 1993.

     Furthermore, the Company retained an investment banking firm to develop plans to enhance shareholder value, including an evaluation of the merits of selling or merging the Company or forming a strategic alliance. Subsequently, the Company engaged Jefferies & Company, Inc. to complete the implementation of the Company's plans to maximize shareholder value. Although the Company has received indications of interest, the Company's efforts to implement a restructuring plan ("Restructuring Plan") have been hampered by, among other things, the ongoing litigation with the Company's previous principal project turnkey construction contractor (the
"Hawker Siddeley litigation"), the Newark fire, the defaults in the Debentures and the Company's liquidity problems, and most recently the filing under Chapter 11 of the Federal Bankruptcy Code.

     There can be no assurance that the Company, in the future, will have adequate cash flow to finance operations and ongoing development activities or to meet current obligations.

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

     At June 30, 1994, the Company had nominal availability under existing lines of credit. Although the Company had refinanced over $6,000,000 of debt subsequent to June 30, 1993, there can be no assurance that the Company will be successful in extending its current lines of credit or obtaining new lines of credit.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                          Page

     Financial Statements

     (i)  Consolidated Financial Statements of O'Brien Environmental
          Energy Inc.

       Index to Consolidated Financial Statements. . . . . . . . . . . .    F-1

       Report of Independent Accountants . . . . . . . . . . . . . . . .    F-2

       Consolidated Balance Sheets as of June 30, 1994 and 1993. . . . .    F-3

       Consolidated Statements of Operations
         for the years ended June 30, 1994, 1993 and 1992. . . . . . . .    F-5

       Consolidated Statements of Stockholders' Equity
         for the years ended June 30, 1994, 1993 and 1992. . . . . . . .    F-6

       Consolidated Statements of Cash Flows
         for the years ended June 30, 1994, 1993 and 1992. . . . . . . .    F-9

       Notes to Consolidated Financial Statements. . . . . . . . . . . .    F-10


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.


   Not Applicable.


                          PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required for this item is incorporated by reference to the Company's 1994 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1994.


ITEM 11.   EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to the Company's 1994 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1994.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

     The information required for this item is incorporated by reference to the Company's 1994 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1994.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to the Company's 1994 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1994.


                 PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.

(a)      Documents filed as part of this report.

1.       Financial Statements

         Index to Consolidated Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheets as of June 30, 1994 and 1993

         Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

         Index to Financial Statement Schedules

         Schedule II--Amounts Receivable from Related Parties and
         Underwriters, Promoters and Employees other than Related
         Parties

         Schedule III -- Condensed Financial Information of Registrant (to be filed by amendment)

         Schedule V--Property, Plant and Equipment

         Schedule VI--Accumulated Depreciation, Depletion and
         Amortization of Property, Plant and Equipment

         Schedule IX--Short-Term Borrowings


3.       Exhibits

     	 1.1(20)      Form of Letter to Debentureholders
         3.1(14)      Restated Certificate of Incorporation of the Company and
	   	      amendments thereto
     	 3.2(19)      Amended Bylaws of the Company
     	 4.1(1)       Loan and Security Agreement with First Pennsylvania Bank
                      N.A. dated August 5, 1985
         4.1.1(10)    Amendments to Loan and Security Agreement with First
		      Pennsylvania Bank N.A.
     	 4.2(2)       Loan and Security Agreement with Fidelity Bank dated
		      December 31, 1986
     	 4.3(6)       Revolving Credit and Security Agreement with Carteret
                      Savings Bank, F.A. dated February 3, 1989
         4.4(6)       Revolving Term Loan Commitment Letter from First Peoples
                      Bank of New Jersey dated February 16, 1989
         4.4.1(6)     Amendment to Commitment Letter from First Peoples
                      Bank of New Jersey dated April 21, 1989
         4.4.2(18)    Amendment No. 2 to Commitment Letter from First
                      Peoples Bank of New Jersey dated January 21, 1992
         4.4.3(18)    Equipment Credit Facility Commitment Letter from
                      Heller Financial, Inc. dated February 6, 1992
         4.5(13)      Loan and Security Agreement with Barclays Bank of New
                      York, N.A. dated July 30, 1990
         4.5.1(18)    Amendment to Loan and Security Agreement with
                      Barclays Bank of New York, N.A. dated February 24,
                      1992
         4.6(19)      Letter of Credit Agreement with Meridian Bank dated as of
                      January 21, 1993
         4.6.1(19)    Loan and Security Agreement with Meridian Bank
                      dated as of September 29, 1992
         4.8(19)      Term Loan Agreement dated as of February 26, 1993 with
                      The Bank of New York
         4.10(19)     Master Security Agreement dated as of December 23,
                      1992 with General Electric Capital Corporation
         4.13(2)      Indenture under which the Company's 7 3/4% Convertible
                      Senior Subordinated Debentures due March 15, 2002 are
                      issued
         4.13.1(6)    Indenture under which the Company's 11% Convertible
                      Senior Subordinated Debentures due March 15, 2010
                      are issued
         4.13.2(13)   Indenture under which the Company's 11% Convertible
                      Senior Subordinated Debentures due March 15, 2011
                      are issued
         4.14(2)      Specimen of Debenture Certificate relating to Indenture
                      dated as of March 15, 1987
         4.14.1(6)    Specimen of Debenture Certificate relating to
                      Indenture dated as of March 15, 1990
         4.14.2(12)   Specimen of Debenture Certificate relating to
                      Indenture dated as of March 14, 1991
         4.15(21)     Subordinated Loan Agreement with Stewart &
                      Stevenson Services, Inc. dated as of March 11, 1994
         10.1         Gas Rights Agreements
         10.1.1(1)    Gas Rights Agreement between City of Corona and
                      Watson Biogas Systems ("Watson") dated December 31,
                      1981 (Corona Project)
         10.1.2(1)    Assignment of Gas Rights Agreement between Watson
                      and O'Brien Energy Products, Inc. ("OEP") dated
                      December 20, 1983 (Corona Project)
         10.1.3(1)    Assignment of Gas Rights Agreement between Watson
                      and the Company dated December 31, 1984 (Corona
                      Project)
         10.1.4(1)    Methane Gas Agreement between SmithKline Beckman
                      Corporation, Montgomery County and OEP dated
                      October 13, 1983 (SmithKline Project)
         10.1.5(1)    Landfill Gas Lease between FR&S Landfill, AVM
                      Nursery Corporation ("AVM") and OEP dated December
                      11, 1982 (Atochem Project-Phase I)
         10.1.6(1)    Gas Rights Agreement between the Redevelopment
                      Agency of the City of Duarte and Watson dated
                      November 11, 1980 (Duarte Project)
         10.1.7(1)    Assignment of Gas Rights Agreement between Watson
                      and the Company dated December 30, 1985 (Duarte
                      Project)
         10.1.8(1)    Permit Agreement between the City of New York and
                      Wehran Energy Corporation ("Wehran") dated
                      September 1, 1981 with attached Amendment dated
                      January 10, 1986 (Pelham Bay Project)
         10.1.9(1)    Subpermit Agreement between the Company and Wehran
                      dated January 10, 1986 (Pelham Bay Project)
         10.1.10(1)   Assignment Agreement between Wehran and the Company
                      dated January 10, 1986 (Pelham Bay Project)
         10.1.11(2)   Landfill Gas Agreement between SCA Disposal
                      Services of New England, Inc. ("SCA") and the
                      Company dated March 1986 (Amesbury Project)
         10.1.12(1)   Landfill Gas Purchase and Sales Agreement between
                      Manus Corporation and the Company dated April 2,
                      1986 (Mazzaro Project)
         10.1.13(2)   Amendment to Landfill Gas Purchase and Sales
                      Agreement dated November 5, 1986 (Mazzaro Project)
                      (See 10.1.12)
         10.1.14(2)   Landfill Gas Rights Agreement between the County of
                      Volusia and the Company dated April 1986 (Volusia
                      Project)
         10.1.15(2)   Landfill Gas Agreement between Joseph R. Amity &
                      the Company dated September 4, 1986 (Amity Project)
         10.1.16(2)   Landfill Gas Agreement between Northwest Jersey
                      Development Company and the Company dated September
                      2, 1986 (Hamms Project)
         10.1.17(3)   Amended and Restated Landfill Gas Agreement between
                      SCA and the Company dated March 27, 1987 (Amesbury
                      Project)
         10.1.18(6)   Landfill Gas Agreement between Harold Herbert and
                      the Company dated February 8, 1989 (Edgeboro
                      Project)
         10.1.19(6)   Landfill Gas Agreement among Nuodex, Inc.,
                      Industrial Land Reclaiming, Incorporated and the
                      Company dated February 25, 1988 (ILR-Edison
                      Project)
         10.1.20(18)  Landfill Gas Agreement between Southwestern Public
                      Service Authority of Virginia ("SPSA") and the
                      Company dated October 23, 1991 (SPSA Project)
         10.1.21(18)  Gas Supply Agreement between The Philadelphia
                      Municipal Authority ("PMA") and the Company dated
                      June 30, 1992 regarding the NE Plant (Philadelphia
                      Water Project)
         10.1.22(18)  Gas Supply Agreement between the PMA and the
                      Company dated June 30, 1992 regarding the SW Plant
                      (Philadelphia Water Project)
         10.2         Thermal Supply Agreements
         10.2.1(1)    Steam Supply Agreement between the Hartford Steam
                      Company and the Company dated September 19, 1985
                      (Hartford Steam Project)
         10.2.2(18)   Steam Purchase Agreement among Philadelphia Thermal
                      Energy Corporation, Adwin Equipment Corporation,
                      Grays Ferry Cogeneration Partnership and the
                      Company dated November 11, 1991 (Schuylkill
                      Project)
         10.3         Power Purchase Agreements
         10.3.1(1)    Power Purchase Contract between Southern California
                      Edison Company ("SCE") and the Company dated
                      October 2, 1984 (Corona Project)
         10.3.2(1)    Parallel Generation Agreement between Watson and
                      SCE dated December 31, 1981 (Duarte Project)
         10.3.3(1)    Amendment to Power Purchase Agreement between SCE
                      and Watson dated May 20, 1985 (Duarte Project)
         10.3.3.2(19) Amendment No. 3 to Power Purchase Agreement between
                      SCE and the Company dated June 16, 1993 (Duarte
                      Project)
         10.3.4(1)    Assignment between Watson and the Company dated
                      December 30, 1985 (Duarte Project) (See 10.1.7)
         10.3.5(1)    Purchased Power Contract between the Company and
                      Unitil Power Corp. dated December 17, 1985
                      (Amesbury Project)
         10.3.6(1)    Electricity Purchase Agreement between the
                      Connecticut Light and Power Company and the Company
                      dated September 18, 1985 (Hartford Steam Project)
         10.3.7(1)    Power Purchase Agreement between the Company and
                      SCE dated June 14, 1985 (California Milk Project)
         10.3.8(1)    Power Purchase Agreement between the Company and
                      Pacific Gas and Electric Company ("PG&E") dated
                      June 18, 1985 (Salinas Project)
         10.3.9(1)    First Amendment to Power Purchase Agreement between
                      the Company and PG&E dated January 2, 1986 (Salinas
                      Project)
         10.3.10(2)   Power Purchase Agreement between County Sanitation
                      District No. 1 and the Company dated October 1,
                      1986 (Orange County Project)
         10.3.11(2)   Long Term Power Purchase Contract for Cogeneration
                      and Small Power Production between the Company and
                      Jersey Central Power and Light ("JCP&L") dated
                      March 10, 1986 (Newark Boxboard Project)
         10.3.12(2)   Agreement for Purchase and Sale of Electric Power
                      between the Company and JCP&L dated October 20,
                      1986 (E.I. du Pont Parlin Project)
         10.3.13(2)   Agreement for Purchase and Sale of Electric Power
                      between the Company and JCP&L dated January 15,
                      1987 (Hamms Project)
         10.3.14(3)   Amended and Restated Power Purchase Agreement
                      between the Company and SCE dated April 15, 1987
                      (California Milk Project)
         10.3.14.1(6) Amendment No. 1 to the Amended and Restated Power
                      Purchase Contract between SCE and the Company dated
                      October 4, 1988 (California Milk Project)
         10.3.15(3)   Agreement between Pennsylvania Power & Light
                      Company ("PP&L") and the Company dated April 15,
                      1987 (Amity Project)
         10.3.15.1(7) Agreement between PP&L and the Company dated July
                      20, 1989 (Amity Project)
         10.3.16(6)   Parallel Generation Agreement between the Company
                      and Long Island Lighting Company dated February 2,
                      1990 (Ruco Polymer Project)
         10.3.17(18)  Power Purchase and Interconnection Agreement
                      between Public Service Electric and Gas ("PSE&G")
                      and the Company dated April 9, 1992 (ILR-Edison
                      Project)
         10.3.18(18)  Power Purchase and Interconnection Agreement
                      between PSE&G and the Company dated April 9, 1992
                      (Edgeboro Project)
         10.3.19(18)  Agreement for the Sale of Electrical Output to
                      Virginia Electric and Power Company ("VEPC")
                      between VEPC and the Company dated April 15, 1992
                      (SPSA Project)
         10.3.20(18)  Energy Service Agreement between PMA and the
                      Company dated June 30, 1992, regarding the NE Plant
                      (Philadelphia Water Project)
         10.3.21(18)  Energy Service Agreement between PMA and the
                      Company dated June 30, 1992 regarding the SW Plant
                      (Philadelphia Water Project)
         10.3.22(18)  Agreement for Purchase of Electric Output between
                      Philadelphia Electric Company and Grays Ferry
                      Cogeneration Partnership dated July 28, 1992
                      (Schuylkill Project)
         10.3.23(18)  Power Purchase Agreement among Non-Fossil
                      Purchasing Agency Limited,
                      Norweb plc and the Company dated November 6, 1991
         10.3.24(19)  Energy Service Agreement dated December 24, 1993 between the City of Philadelphia and O'Brien
                      (Tinicum) Standby Power, Inc. (Tinicum Project)
         10.3.25(19)  Energy Service Agreement dated February 28, 1994 between SmithKline Beecham Corporation and O'Brien
                      Standby Power Energy, Inc. (SmithKline Project)
         10.4         Employment Agreements
         10.4.1(14)   Employment Agreement with Sanders D. Newman, dated
                      January 1, 1985 and amendment thereto
         10.4.2(6)    Employment Agreement with Robert Shinn dated May
                      25, 1989
         10.5         Stock Option Plans
         10.5.1(1)    1984 Stock Option Plan
         10.5.2(4)    1987 Stock Option Plan
         10.5.3(16)   1991 Stock Option Plan
         10.6         Leases
         10.6.1(1)    Lease Agreement for premises located at 225 South
                      Eighth Street, Philadelphia, Pennsylvania dated
                      August 14, 1984
         10.6.2(6)    Lease Agreement for premises located at 231 South
                      Eighth Street, Philadelphia, Pennsylvania dated
                      March 17, 1989
         10.6.3(13)   Lease Agreement for premises located at 470 Park
                      Avenue South, New York, New York dated May 1, 1990
         10.6.4(13)   Lease Agreement for premises located at 37 Sandwich
                      Road, Ash, Canterbury, Kent dated June 1, 1990
         10.6.5(14)   Lease Agreement for premises located in Indiana
                      County, Pennsylvania dated January 30, 1991
         10.8         Construction and Term Loan Agreements
         10.8.1(6)    Construction and Term Loan Agreement between the
                      CIT Group/Equipment Financing, Inc. and O'Brien
                      California Cogen Limited dated March 1, 1988
                      (California Milk Project)
         10.8.2(6)    Construction and Term Loan Agreement between the
                      CIT Group/Equipment Financing, Inc. and O'Brien
                      California Cogen II Limited dated June 30, 1988
                      (Salinas Project)
         10.8.3(6)    Construction and Term Loan Agreement between
                      National Westminster Bank PLC and O'Brien (Newark)
                      Cogeneration, Inc. dated July 18, 1988 (Newark
                      Boxboard Project)
         10.8.3.1(13) Amendment No. 1 to Construction and Term Loan
                      Agreement between National Westminster Bank PLC and
                      O'Brien (Newark) Cogeneration, Inc. dated April 1,
                      1989 (Newark Boxboard Project)
         10.8.3.2(21) Amendment No. 2 to Construction and Term Loan
                      Agreement between National Westminster Bank PLC and
                      O'Brien (Newark) Cogeneration, Inc. dated as of
                      June 1, 1989 (Newark Boxboard Project)
         10.8.3.3(21) Amendment No. 3 to Construction and Term Loan
                      Agreement between National Westminster Bank PLC and
                      O'Brien (Newark) Cogeneration, Inc. dated as of
                      March 11, 1994 (Newark Boxboard Project)
         10.8.4(6)    Construction and Term Loan Agreement between
                      National Westminster Bank PLC and O'Brien (Parlin)
                      Cogeneration, Inc., dated December 1, 1988 (E.I. du
                      Pont Parlin Project)
         10.8.4.1(13) Amendment No. 1 to Construction and Term Loan
                      Agreement between National Westminster Bank PLC and
                      O'Brien (Parlin) Cogeneration, Inc. dated March 1,
                      1989 (E.I. du Pont Parlin Project)
         10.8.4.2(13) Amendment No. 2 to Construction and Term Loan
                      Agreement between National Westminster Bank PLC and
                      O'Brien (Parlin) Cogeneration, Inc. dated January
                      1, 1990 (E.I. du Pont Parlin Project)
         10.8.5(14)   Term Loan and Working Capital Agreement between The
                      Mitsui Bank, Limited, New York Branch and O'Brien
                      California Cogen Limited dated March 29, 1990
                      (California Milk Project)
         10.9         Turnkey Construction Agreements
         10.9.1(6)    Turnkey Construction Agreement between Hawker
                      Siddeley Power Engineering Inc. and O'Brien
                      California Cogen Limited Partnership dated February
                      18, 1988 (California Milk Project)
         10.9.2(6)    Turnkey Construction Agreement between Hawker
                      Siddeley Power Engineering Inc. and O'Brien
                      California Cogen II Limited dated June 23, 1988
                      (Salinas Project)
         10.9.3(6)    Turnkey Construction Agreement between Hawker
                      Siddeley Power Engineering Inc. and O'Brien
                      (Newark) Cogeneration, Inc. dated July 8, 1988
                      (Newark Boxboard Project)
         10.9.4(6)    Turnkey Construction Agreement between Hawker
                      Siddeley Power Engineering Inc. and O'Brien
                      (Parlin) Cogeneration, Inc. dated November 30, 1988
                      (E.I. du Pont Parlin Project)
         10.9.5(13)   Turnkey Construction Agreement between Century
                      Contractors West Inc. and O'Brien California Cogen
                      II Limited dated August 14, 1990 and Amendment
                      thereto dated October 26, 1990 (Salinas Project)
         10.10        Operation and Maintenance Contracts
         10.10.1(6)   Operation and Maintenance Contract between
                      California Cogeneration Operators Inc. and O'Brien
                      California Cogen Limited dated April 6, 1988
                      (California Milk Project)
         10.10.2(6)   Operation and Maintenance Contract between
                      California Cogeneration Operators Inc. and O'Brien
                      Cogeneration, Inc. I dated June 1, 1988 (Salinas
                      Project)
         10.10.3(6)   Operation and Maintenance Contract between John
                      Brown Power Limited and O'Brien (Newark)
                      Cogeneration, Inc. dated October 24, 1988 (Newark
                      Boxboard Project)
         10.10.4(6)   Operation and Maintenance Contract between John
                      Brown Power Limited and O'Brien (Parlin)
                      Cogeneration, Inc. dated October 24, 1988 (E.I. du
                      Pont Parlin Project)
         10.10.5      Operation and Maintenance Contract between John Brown
                      Power Limited and O'Brien (Hartford) Cogeneration Limited
                      Partnership dated October 12, 1988 (Hartford Project)
         10.10.6(18)  Partnership Agreement of Grays Ferry Cogeneration
                      Partnership dated October 29, 1991 (Schuylkill
                      Project)
         10.10.7(21)  Operation and Maintenance Contract between Stewart
                      & Stevenson Operations, Inc. and O'Brien (Parlin)
                      Cogeneration, Inc. dated April 1, 1994 (E.I. du
                      Pont Parlin Project)
         10.11 Agreements for the Sale of Project Assets or Stock 10.11.1(18) Agreement for the Sale and Purchase of Certain
                      Assets of Westwanda Energy, Inc. ("Westwanda")
                      among Westwanda, Lafayette Energy Partners, L.P.
                      and the Company dated June 30, 1992 (Hamms Project)
         10.11.2(18)  Agreement for the Sale and Purchase of Certain
                      Assets of O'Brien Environmental Energy, Inc.
                      between Taylor Energy Partners, L.P. and the
                      Company dated June 30, 1992 (Amity Project)
         10.11.3(19)  Supplemented and Restated Agreement between O'Brien
                      Methane Production, Inc. and BBC/DRI Blacklick
                      Joint Venture dated August 27, 1993 (Coalbed
                      Methane)
         10.11.4(19)  Exclusive Option Agreement dated as of December 16,
                      1993 with Zahren Financial Corporation and
                      Memorandum of Understanding related thereto dated
                      January 31, 1994
         10.11.5(19)  Stock Purchase Agreement dated November 12, 1993 by and among OPC Acquisition, Inc., BioGas
                      Acquisition, Inc. and the Company (Philadelphia
                      Water Department Project)
         10.11.6(19)  Stock Purchase Agreement dated September 30, 1992 with Zahren Financial Corporation (SPSA Project)
         10.11.7(19)  Stock Purchase Agreement dated June 30, 1993 with
                      ZFC Energy, Inc. (SPSA Project)
         10.11.8(19)  Agreement of Sale and Purchase dated December 31,
                      1992 between O'Brien Energy Europe Limited,
                      Combined Landfill Projects Limited and the Company
                      (Rowley Project)
         10.12        Miscellaneous
         10.12.1(6)   Amended and Restated Agreement between Atochem,
                      Inc. and the Company dated October 12, 1987
         10.12.2(21)  Rights Assignment Agreement dated as of March 31,
                      1993 between the Company and Bradley Resources
                      Company
         10.12.3(21)  Repurchase Agreement dated January 18, 1994 between the Company and Bradley Resources Company
         10.12.4(21)  Master Equipment Lease Agreement dated as of
                      November 19, 1992 between O'Brien Energy Services
                      Company and Financing For Science and Industry
         10.12.5(21)  Equipment Lease dated July 28, 1993 between the
                      Company and BLT Leasing Corp.
         10.12.6(21)  Fairbanks Purchase Agreement dated June 30, 1994 between the Company and SmithKline Beecham
                      Corporation
         18.1(6)      Letter re change in accounting principles
         21.1(19)     List of Subsidiaries of Registrant
         23.1(21)     Consent of Coopers & Lybrand
	 27.1(21)     Financial Data Schedule
_____________________________

(1) Incorporated by reference to the Company's Registration Statement (File No. 33-6463) ordered effective by the Commission on July 25, 1986.
(2) Incorporated by reference to the Company's Registration Statement (File No. 33-11789) ordered effective by the Commission on March 19, 1987.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1987.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1988.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 22, 1989.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1989.
(7) Incorporated by reference to the Company's Registration Statement (File No. 33-32338) ordered effective by the Commission on March 14, 1990.
(8) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1990.
(10) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement (File No. 33-38940) ordered effective by the Commission on March 7, 1991.
(11) Incorporated by reference to the Company's Registration Statement (File No. 33-38940) filed with the Commission on February 7, 1991.
(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement (File No. 33-38940) filed with the Commission on February 12, 1991.
(13) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement (File No. 33-38940) filed with the Commission on March 1, 1991.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1991.
(15) Incorporated by reference to the Company's Registration Statement (File No. 33-43733) filed with the Commission on November 1, 1991.
(16) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement (File No. 33-43733) filed with the Commission on December 17, 1991.
(17) Incorporated by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
(18) Incorporated by reference to the Company's Annual Report on Form 10-K filed for the fiscal year ended June 30, 1992.
(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
(20) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement (File No. 33-53631) filed with the Commission on June 7, 1994.
(21)  Filed herewith.


(b)   Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto, duly authorized on the 10th day of October, 1994.

                                     O'BRIEN ENVIRONMENTAL ENERGY, INC.


                                     By: /s/  FRANK L. O'BRIEN III
				     ----------------------------------
                                         Frank L. O'Brien III
                                         Chairman of the Board
                                         and Chief Executive Officer


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                             Title                    Date
     ---------                             -----                    ----

s/   FRANK L. O'BRIEN III         Chairman of the Board,       October 10, 1994
- - ----------------------------         Chief Executive Officer,
     Frank L. O'Brien III            Class B Director


/s/  ROBERT J. SMALLACOMBE        President,                   October 10, 1994
- - ----------------------------         Chief Operating Officer
     Robert Smallacombe              Class A Director


/s/  RONALD R. ROMINIECKI         Vice President/Finance and   October 10, 1994
- - ----------------------------          Chief Financial Officer
     Ronald R. Rominiecki


/s/  JOEL D. COOPERMAN            Vice President, Treasurer    October 10, 1994
- - ----------------------------          Class B Director
     Joel D. Cooperman

/s/  GEORGE L. BERNSTEIN          Class B Director             October 10, 1994
- - ----------------------------
     George Bernstein

/s/  SANDERS D. NEWMAN            Class A Director             October 10, 1994
- - ----------------------------
     Sanders D. Newman

              O'BRIEN ENVIRONMENTAL ENERGY, INC.
                INDEX TO FINANCIAL STATEMENTS



Index to Consolidated Financial Statements . . . . . . . . . .F-1


Independent Accountants Report . . . . . . . . . . . . . . . .F-2


Consolidated Balance Sheets as of June 30, 1994 and 1993 . . .F-3


Consolidated Statements of Operations for the years ended
  June 30, 1994, 1993, and 1992. . . . . . . . . . . . . . . .F-5


Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1994, 1993 and 1992 . . . . . . . . . .F-6


Consolidated Statements of Cash Flows
  for the years ended June 30, 1994, 1993 and 1992 . . . . . .F-9


Notes to Consolidated Financial Statements . . . . . . . . . F-10


                 INDEPENDENT ACCOUNTANTS REPORT

The Board of Directors and Stockholders
O'Brien Environmental Energy, Inc.

  We have audited the consolidated financial statements and the financial statement schedules of O'Brien Environmental Energy, Inc. and subsidiaries ("Company") listed in the indexes on pages F-1 and S-1, respectively. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Brien Environmental Energy, Inc. and subsidiaries as of June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  As discussed in Note 29 to the consolidated financial statements, the Company is a defendant in several lawsuits. The ultimate outcome of the litigations cannot presently be determined. Accordingly, no provisions for any liabilities that may result has been made in the accompanying consolidated statements.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating problems and setbacks which have contributed to its losses and liquidity problems. Further, O'Brien Environmental Energy, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court on September 28, 1994. These events and circumstances, including the Company's highly leveraged capital structure, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
October 7, 1994

		O'BRIEN ENVIRONMENTAL ENERGY, INC.
		   CONSOLIDATED BALANCE SHEETS
		      June 30, 1994 and 1993
                      (Dollars in thousands)

			    ASSETS

                               	               1994          1993

Current assets:
  Cash and cash equivalents 	              $ 5,681 	  $   5,213
  Restricted cash and cash equivalents 		4,594         5,064
  Accounts receivable, net                     12,100        12,394
  Receivable from related parties                 633         1,175
  Notes receivable, current                       780         2,564
  Inventories                                   3,241         4,196
  Insurance claims receivable                      --         5,255
  Other current assets                          3,167         1,631
					       ------ 	    -------
     Total current assets                      30,196        37,492

Property, plant and equipment, net            176,514       194,217

Equipment held for sale                         8,458            --

Coalbed methane gas properties held
  for sale   					   --         4,464

Project development costs                       5,126         5,136

Notes receivable, noncurrent                    5,026         9,315

Notes receivable from officers                    238           246

Investments in equity affiliates                3,175         2,515

Excess of cost of investment in
  subsidiaries over net assets
  at date of acquisition, net                   1,987         2,085

Deferred financing costs, net                   5,269         5,728

Other assets                                    1,827         1,331
					     --------      --------
                                             $237,816      $262,529
					     ========      ========

      See accompanying notes to consolidated financial statements.


			O'BRIEN ENVIRONMENTAL ENERGY, INC.
			   CONSOLIDATED BALANCE SHEETS
			      June 30, 1994 and 1993
			      (Dollars in thousands)

			LIABILITIES AND STOCKHOLDERS' EQUITY

                                	          1994       	  1993

Current liabilities:
  Accounts payable             	       		$ 18,358  	$ 19,175
  Convertible senior subordinated
    debentures				          49,174              --
  Current portion of recourse
     long-term debt                               39,042          10,419
  Current portion of nonrecourse
     project financing                            35,830          10,758
  Accrued interest payable                         5,145           2,314
  Short-term borrowings                            2,386           2,199
  Other current liabilities                        5,944           3,746
						 -------          ------
     Total current liabilities                   155,879          48,611

Recourse long-term debt,
  net of current portion                           7,073          28,012
Convertible senior subordinated
  debentures                                          --          49,174
Nonrecourse project financing,
  net of current portion                          60,310          97,140
Construction costs payable                            --           5,100
Deferred income taxes                             12,808          10,895
Other liabilities                                  1,610           7,922
						 -------         -------
                                                 237,680         246,854
						 -------         -------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
     shares authorized, 10,000,000; none
     issued
  Class A common stock, par value $.01,
     one vote per share; 40,000,000 shares
     authorized; issued 13,055,597;
     outstanding - 12,965,397 in 1994
     and 1993                                        130             130

  Class B common stock, par value $.01,
     ten votes per share; 10,000,000 shares
     authorized; issued 4,070,770;
     outstanding - 3,905,770 in 1994
     and 1993                                         39              39
  Additional paid-in capital                      41,353          40,053
  Accumulated deficit                            (40,735)        (23,932)
  Other                                             (651)           (615)
						--------         -------
    Total stockholders' equity                       136          15,675
						--------         -------
    Total liabilities and stockholders'
     equity                                     $237,816         $262,529
						========         ========

       See accompanying notes to consolidated financial statements.


			O'BRIEN ENVIRONMENTAL ENERGY, INC.
		      CONSOLIDATED STATEMENTS OF OPERATIONS
		for the years ended June 30, 1994, 1993 and 1992
	    (Dollars and shares in thousands, except per share data)


             	        	             1994        1993       1992

Energy revenues 	                   $62,647   $ 65,136   $ 71,638
Equipment sales and services   		    24,304     18,955     21,854
Rental revenues              		     5,372      3,636      3,191
Revenues from related parties 		        --        515        378
Development fees and other          	    14,266      9,450      3,054
					   -------    -------	 -------
                                  	   106,589     97,692    100,115
					   -------    -------	 -------
Cost of energy revenues            	    49,961     44,889     46,101
Cost of equipment sales and services        21,890     16,431     17,746
Cost of rental revenues            	     2,730      2,458      1,421
Cost of revenues from related parties           --        452        320
Cost of development fees and other   	     9,593      7,520      1,408
					   -------    -------    -------
                                    	    84,174     71,750     66,996
					   -------    -------	 -------
  Gross profit                    	    22,415     25,942     33,119

Provision for loss on equipment
  held for sale                    	     6,250         --         --
Selling, general and administrative
  expenses 			            19,680     21,872     13,133
					   -------    -------    -------
  Income (loss) from operations    	    (3,515)     4,070     19,986

Involuntary conversion gain        	     6,066         --         --
Interest and other income             	       874        993      1,204
Interest and debt expense                  (18,013)   (15,696)   (17,340)
					   -------    -------    -------
  Income (loss) before income taxes        (14,588)   (10,633)     3,850

Provision for income taxes      	     1,913      3,078      2,438
					  --------    -------     ------
Net income (loss)             		 $ (16,501)  $(13,711)    $1,412
					  ========    =======     ======
Net income (loss) per share      	 $    (.98)  $   (.82)    $  .09
					  ========    =======     ======
Weighted average shares outstanding 	    16,871     16,821     14,911
					  ========    =======     ======


        See accompanying notes to consolidated financial statements.


			O'BRIEN ENVIRONMENTAL ENERGY, INC.
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1994, 1993 and 1992
			    (Dollars in thousands)




				Class A		Class B		Additional					   Total
				Common		Common		  Paid-In	Accumulated			Stockholders'
				 Stock		 Stock		  Capital	  Deficit	Other		  Equity
				--------	-------		----------	-----------	-----		------------

Balances, June 30, 1991		$ 82		$ 47		$ 25,761	$ (11,633)	$ (22)		$ 14,235

Issuance of 3,858,028
shares of Class A Common
Stock in connection with an
offering, net of issuance
costs				  38				  13,562					  13,600

Conversion of 515,620
shares of Class B Common
Stock into Class A
Common Stock in
connection with an offering	   5		  (5)						   		       -

Issuance of 65,464 shares
of Class A Common Stock
upon the exercise of stock
options				   1				     261					     262

Issuance of 16,840 shares
of Class A Common Stock
upon the conversion of
debentures, net of deferred
financing costs							      75					      75

Currency translation
adjustment											  (179)		    (179)

Net income      								   1,412                           1,412
                       		-------		------		--------	---------	------		--------
Balances, June 30, 1992		$  126		$   42          $ 39,659	$(10,221)	$ (201)		$ 29,405
				=======		======		========	========	======		========


             See accompanying notes to consolidated financial statements.


			O'BRIEN ENVIRONMENTAL ENERGY, INC.
		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1994, 1993 and 1992
				(Dollars in thousands)




				Class A		Class B		Additional					   Total
				Common		Common		  Paid-In	Accumulated			Stockholders'
				 Stock		 Stock		  Capital	  Deficit	Other		  Equity
				--------	-------		----------	-----------	-----		------------

Balances, June 30, 1992		$  126		$ 42		$ 39,659	$ (10,221)	$ (201) 	$ 29,405

Issuance of 94,365 shares
of Class A Common Stock
upon the exercise of stock
options				     1				    386						    387

Conversion of 250,000
shares of Class B Common
Stock into Class A
Common Stock			     3		  (3)

Currency translation
adjustment											  (414)		   (414)

Other								      8						      8

Net Loss								      	 (13,711)                       (13,711)
        			-------		------		-------		---------	------		-------

Balances, June 30, 1993		$  130		$   39          $ 40,053	($23,932)	$ (615)		$15,675
				=======		======		========	========	======		========


	       See accompanying notes to consolidated financial statements.

			       O'BRIEN ENVIRONMENTAL ENERGY, INC.
			CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1994, 1993 and 1992
					(Dollars in thousands)




				Class A		Class B		Additional					   Total
				Common		Common		  Paid-In	Accumulated			Stockholders'
				 Stock		 Stock		  Capital	  Deficit	Other		  Equity
				--------	-------		----------	-----------	-----		------------

Balances, June 30, 1993		$  130		$ 39		$ 40,053	$ (23,932)	$ (615) 	$ 15,675

Currency translation
adjustment											   (36)		     (36)

Excess of purchase
price over predecessor
cost of facilities acquired
(Note 24)							  		     (302)			    (302)

Stock warrants issued						   1,300					   1,300

Net loss									  (16,501)                       (16,501)
        			-------		------		-------		---------	------		--------

Balances, June 30, 1994		$  130		$   39          $ 41,353	$ (40,735)	$ (651)		$    136
				=======		======		========	=========	======		========


	       See accompanying notes to consolidated financial statements.


			  O'BRIEN ENVIRONMENTAL ENERGY, INC.
		        CONSOLIDATED STATEMENTS OF CASH FLOWS
	         for the years ended June 30, 1994, 1993 and 1992
			       (Dollars in thousands)


						1994		1993		1992
						----		----		----
Cash flows from operating activities:
  Net income (loss)                  	        $(16,501)	$(13,711)      $ 1,412
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used for) operating activities:
     Depreciation and amortization  		  10,550 	  10,098	 8,996
     Amortization of debt discount
       and deferred financing costs                1,752             452           452
     Deferred income tax expense		   1,913 	   3,078	 2,303
     Project development costs expensed		     539   	   1,782	   125
     Provision for loss on equipment
       held for sale				  6,250		       -	     -
     Involuntary conversion gain		 (6,066)               -             -
     Gain on sale of projects			      - 	  (1,691)	     -
     Non-cash litigation costs                        -              621             -
     Other					  1,625            2,602         1,078
     Changes in operating assets and
       liabilities:
       Accounts receivable			    294		   4,424	(5,661)
       Inventories				    805		    (766)          (94)
       Receivables from related parties             542               97	  (444)
       Notes receivable                           1,784		    (314)	(1,725)
       Accounts payable 			 (2,892)             508         4,886
						-------		--------        ------
	 Net cash provided by
	 operating activities			    595		   7,180        11,328
						-------         --------        ------
Cash Flows from investing activities:
       Capital expenditures     		 (2,496)	  (7,207)       (7,534)
       Capital expenditures and costs to
	 repair Newark Plant    		(21,041)	  (2,641)            -
       Insurance proceeds for Newark
	 Plant					 27,000		   2,000             -
       Project development costs		   (529)	    (764)       (2,752)
       Proceeds from the sale of projects,
	 net of notes receivable		  2,000		   1,318             -
       (Deposits into) withdrawals from
	 restricted cash accounts		    470		  (1,856)       (1,685)
     Other					    622 	    (437)       (1,894)
						-------		--------	------
	Net cash provided by (used for)
	  investing activities 			  6,026 	  (9,587)      (13,865)
						-------		--------	------

Cash flows from financing activities:
  Proceeds from long-term debt			 15,622		  21,816        13,501
  Repayments of long-term debt			(21,660)	 (23,708)      (24,485)
  Proceeds from stock issuances					     387        13,862
  Net proceeds (repayments) of short-term
    borrowings					    187		     301        (1,964)
  Other						   (302)	      -	          (176)
						-------		--------	------
	Net cash provided by (used for)
	  financing activities			 (6,153)	  (1,204)          738
				    		-------		--------	------
Net increase (decrease) in cash and cash
  equivalents					    468		  (3,611)       (1,799)
Cash and cash equivalents at beginning of
  year						  5,213		   8,824        10,623
						-------		--------	------
Cash and cash equivalents at end of year	$ 5,681		$  5,213       $ 8,824
						=======		========	======

See accompanying notes to consolidated financial statements.



			O'BRIEN ENVIRONMENTAL ENERGY, INC.
	           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	          (Dollars in thousands, except per share data)

1.   Business; Liquidity and Capital Resources:

  O'Brien Environmental Energy, Inc. and its subsidiaries (the "Company") develop, own and operate biogas projects and develops and owns cogeneration, and waste-heat recovery projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company sells and rents power generation cogeneration and standby/peak shaving equipment and services.

  On September 28, 1994, O'Brien Environmental Energy, Inc., the parent company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the U.S. Bankruptcy Court for the District of New Jersey to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company, and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company expects to continue its normal activities, including project development and the sale and/or refinancing of existing projects.

  Subsequent to September 28, 1994, the Company is operating as debtor-in-possession under the Bankruptcy Code. As such, the Company is authorized to operate its business, but may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. There can be no assurance that the Company will be able to obtain such approval to continue its normal operations and restructure its debt and otherwise engage in project development and the sale or refinancing of existing projects.

  There is negative working capital of $125,683 at June 30, 1994. Furthermore, the Company is severely restricted in accessing the cash flows of its major operating wholly-owned subsidiaries (Newark and Parlin) because of certain restrictive debt covenants and technical and legal requirements, including an adequate level of distributable reserves, that arise from these subsidiaries having non-recourse project financing.

  There can be no assurance that the Company's restructuring efforts will be successful, or that the Company can present a plan of reorganization which will be accepted by the bankruptcy court and creditors, consistent with the Company's requirements in restructuring the obligations. Furthermore, there can be no assurance that sales of assets can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring of the Company's obligations and the further redeployment of assets.

2.   Summary of Significant Accounting Policies:

     Basis of Presentation:

  The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. Intercompany transactions and unrealized intercompany profits and losses on transactions with equity method investees have been eliminated in consolidation. Foreign subsidiaries with fiscal years ending on March 31 are included in the consolidated financial statements. If events occurred between March 31 and June 30 which materially affect the consolidated financial position or results of operations, they would be reflected in the consolidated financial statements. Investments in less than majority-owned entities are recorded at cost plus equity in their undistributed earnings or losses since acquisition.

  Certain reclassifications have been made to conform prior years' data to the current presentation.

     Revenue Recognition:

  Energy revenues from cogeneration and biogas projects are recognized as billed over the term of the contract. Profits and losses from sales and rental of power generation equipment, including sales to projects in which the Company retains less than a 100% interest, are recognized as the equipment is sold or over the term of the rental. Development fee revenue is recognized on a cost recovery basis as cash is received (without future lending provisions), or equity interest in the partnership increases, whereby revenues are recognized subsequent to the recovery of all project development costs.

     Inventories:

  Inventories, consisting principally of power generation equipment and related parts held for sale, are valued at the lower of cost (determined primarily by the specific identification method) or market.

     Property, Plant and Equipment:

  Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets which range from five to thirty years. Depreciation on equipment held for future projects is not provided until the equipment is placed in service. For income tax purposes, the Company uses accelerated depreciation methods.

  Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of items and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     Equipment Held For Sale:

  Equipment held for sale consists of power generation equipment not currently being used in an operating project and is valued at the lower of cost or net realizable value.

     Project Development Costs:

  Project development costs consist of fees, licenses and permits, site testing, bids and other charges, including salary and interest charges, incurred by the Company in developing projects. For wholly-owned projects, these costs are transferred to property, plant and equipment upon commencement of construction and depreciated over the contract term upon commencement of operations. For projects structured as partnerships, these costs may be recovered through development cost reimbursements from the partnership or third parties, or may be transferred to an investment in the partnership. It is the Company's policy to expense these costs in any period in which management determines the costs to be unrecoverable.

     Deferred Financing Costs:

  Deferred financing costs are being amortized on a straight-line basis over the terms of the related financing.

     Recourse Long-term Debt and Nonrecourse Project Financing:

  Recourse long-term debt consists of collateralized long-term debt for which repayment is a general obligation of the Company. Nonrecourse project financing consists of long-term debt for which repayment obligations are limited to specific project subsidiaries.

     Income Taxes:

  Income Taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the recognition of deferred income taxes for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Gas Swap Agreements:

  The Company enters into gas swap agreements from time to time to reduce the impact of changes in gas prices on its operating income. The differentials to be paid or received under such agreements are accrued and are recorded as increments or decrements to gas expense.

     Interest Rate Swap Agreement:

  The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain of its variable rate nonrecourse debt. The differentials to be paid or received under such agreements are accrued and are recorded as increments or decrements to interest and debt expense.

     Amortization of Excess Cost:

  Excess of cost of investment in subsidiaries over net assets at date of acquisition is being amortized by charges to operations on a straight-line basis over twenty-five years.

     Net Income (Loss) per Share:

  Net Income (Loss) per share is calculated by dividing net income (loss) by the weighted average shares of Common Stock and Common Stock equivalents outstanding. Fully diluted net income (loss) per share is not presented because conversion of the convertible senior subordinated debentures and other Common Stock equivalents would be antidilutive.

     Foreign Currency Accounting:

  The financial statements of foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards No. 52, whereby assets and liabilities are translated at year-end rates of exchange and statements of operations are translated at the average rates of exchange for the year. Currency translation adjustments are accumulated in the other component of stockholders' equity until the entity is substantially sold or liquidated.

  Transaction gains and losses associated with foreign activities are reflected in operations.


     Statements of Cash Flows:

  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk:

  The Company primarily sells electricity and steam to public utilities and corporations on the east and west coasts of the United States under long-term contractual agreements. Also, the Company services, sells and rents equipment to various entities worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  The Company invests its excess cash in deposits with financial institutions. Those securities typically mature within ninety days and, therefore, bear minimal risk. The Company has not experienced any losses on these deposits.


3.   Cash and Restricted Cash:

  Due to restrictions in the Newark and Parlin project financing agreements, $2,346 and $2,822 of cash and cash equivalents at June 30, 1994 and 1993, respectively, is generally available for use only by those projects.

  Additionally, the Company has classified certain cash and cash equivalents that are not fully available for use in its operations as restricted. The restricted cash and cash equivalents relate to debt service reserve accounts for O'Brien (Newark) Cogeneration, Inc. and O'Brien (Parlin) Cogeneration, Inc. (See Note 16), and compensating balances maintained by the Company at financial institutions in connection with lines of credit extended to its United Kingdom subsidiaries (See Note 13).


The restricted cash and cash equivalents consist of the following:


					1994		1993
					----		----
O'Brien (Newark) Cogeneration, Inc.	$ 1,503		$ 2,500
O'Brien (Parlin) Cogeneration, Inc.	  1,701		  1,233
United Kingdom subsidiaries		  1,246		  1,280
Other					    144		     51
					-------		-------
					$ 4,594		$ 5,064
					=======		=======


4.	Property, Plant and Equipment:

	Property, plant and equipment consist of the following:

						1994		1993
						----		----
Equipment related to energy revenues		$170,346	$171,515

Rental equipment				  31,050	  34,737

Furniture and fixtures				   1,631	   1,649

Land, buildings and improvements		   2,631	   1,663

Other equipment					     530	     823
						--------	--------
						 205,886	 210,387

Accumulated depreciation and
amortization					 (32,630)	 (27,911)
						--------	--------
						 173,256	 182,476

Equipment held for future projects		   3,258	  11,741
						--------	--------
						$176,514	$194,217
						========	========



  Depreciation expense was $9,717, $9,643 and $8,561 in 1994,
  1993 and 1992, respectively.

  Equipment related to energy revenues includes the property and equipment of the Newark and Parlin cogeneration plants and the biogas projects.

  The Newark project consists of a 52 megawatt cogeneration power plant in Newark, New Jersey which commenced operations in November 1990 and is supplying electricity and steam pursuant to 25-year supply contracts. The facility was financed utilizing nonrecourse project financing.

  The Parlin project consists of a 122 megawatt cogeneration power plant in Parlin, New Jersey which commenced operations on June 26, 1991 and is supplying 101 megawatts of electricity pursuant to a 20-year electric supply contracts and steam pursuant to a 30-year supply contract. The facility was financed utilizing nonrecourse project financing.

5.   Equipment Held for Sale:

  As part of the Company's debt restructuring program and its efforts to improve both short-term and long-term liquidity, it has actively begun seeking buyers for specific energy equipment not currently being used in an operating project nor critical to the completion of any projects in development. These assets, consisting mainly of gas and steam turbines are being held for sale in order to raise cash and reduce debt levels.

  The value of these assets sold in a secondary market is less than if they were incorporated into an internally developed operating project. Accordingly, the Company recorded a noncash charge in the fourth quarter in the amount of $6,250 to adjust the carrying value of these assets to an estimated resale value of $8,458 based upon appraisals made by the Company.

6.   Notes Receivable

  Notes receivable consist of the following:



						1994		1993
						----		----
	Note receivable with interest
	  at 7.25% due August 30, 2003(a)      $3,121		  --

	Note receivable with interest
	  payments due annually at 8% in
	  May, and a principal payment of
	  $6,250 due May 12, 1996 (b)		    --		$6,250

	Note receivable, non-interest
	  bearing, due in annual principal
	  installments of $800 through June
	  1996 (c)	   			 2,137		 2,770

	Notes receivable originally due in
	  quarterly installments of $110(d)        --            1,438

	Other (e)				   548		 1,421
						------		------
						 5,806		11,879
	Current portion				   780		 2,564
						------		------
						$5,026		$9,315
						======		======



  (a) Note receivable associated with the sale of coalbed methane properties in August 1993. Principal and interest payments are due monthly only to the extent of a percentage of net revenues generated from the properties until the earlier of (1) the note is paid in full or (2) 10 years. The Company discounted the note to its estimated net realizable value in consideration of the Company's plans to monetize the note and accelerate cash flow. During 1994, the Company did not recognize interest income or amortize the discount due to disputes with the other party. (See Notes 7 and 20). At June 30, 1994, the note has a face value of $4,500 and has been discounted by $1,379.

  (b) Note receivable associated with the sale of a 12.5% interest in O'Brien (Newark) Cogeneration, Inc. The note was used to repurchase the 12.5% interest in O'Brien (Newark) Cogeneration, Inc. in January 1994. (See Note 28).

  (c) Note receivable associated with the termination of a power purchase contract (See Note 20). The note is collateralized by an irrevocable letter of credit. At June 30, 1994, face value and discount are $2,400 and $263, respectively, assuming an interest rate of 5.95%

  (d) Notes receivable associated with the sale of two biogas projects in 1992. (See Note 20). In January 1994, these notes were satisfied with a payment based on an offer by the Company to discount the notes by $186 for early repayment.

  (e) Notes receivable associated primarily with a direct finance lease relating to power generation equipment and with the sale of two biogas projects in development in 1993 (See Note 20). In October 1993, a $331 note receivable was satisfied with a payment of $265 based on an offer by the Company to discount the notes for early repayment.

7.   Coalbed Methane Gas Properties Note:

  In August 1993, the Company entered into an agreement with an unrelated third party joint venture to sell substantially all proved and unproved coalbed methane gas properties for $6,500. The Company received $2,000 in cash and a production payment note receivable of $4,500. In addition, the Company has agreed to contribute up to $800 to complete non-producing wells into commercial wells which is included in other current liabilities at June 30, 1994. The production payment note receivable will be paid from a percentage of net revenues from the coalbed methane properties until the earlier of (1) the note is paid in full or (2) 10 years. The Company discounted the note to its estimated net realizable value in consideration of the Company's plans to monetize the note and accelerate cash flow. (See Note 6). Development fees and other includes $5,121 of revenues recognized in connection with this sale. (See Note 20).

  In May 1994, the joint venture to which the Company sold its coalbed methane properties, filed a complaint with the American Arbitration Association. The complaint alleges, among other things, breach of contract, fraud and conversion in connection with the agreement between the parties. The joint venture seeks damages in the amount of approximately $550 and the cancellation of all remaining payments due under the promissory note in favor of the Company in the amount of $4,500. In its answer, the Company has denied the allegations and counterclaimed against the Joint Venture for breach of contract in such amount as is necessary to repay the balance of the promissory note with interest. The Company has, further, requested that a receiver be appointed to ensure the performance of the Joint Venture with regard to its contractual obligations to the Company. The Company does not feel that a settlement of this arbitration will impair the net book value of the note receivable.

8.   Project Development Costs:

  During the years ended June 30, 1994, 1993 and 1992, the Company determined that certain project development costs should be expensed. The resulting charges, net of any recoveries, of $539, $1,782 and $125 for 1994, 1993 and 1992,
  respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

9.   Notes Receivable from Officers:

  At June 30, 1994 and 1993, the Company had notes receivable totalling $238 and $246, respectively, from an officer of the Company. The notes are unsecured, and bear interest at 8.25% per annum.

10.  Investments in Equity Affiliates:

  Investment in equity affiliates consist of the following:

					1994		1993
					----		----

	Gray's Ferry			$ 2,293		$ 1,590

	Artesia				    337		    356

	PoweRent Limited		    438		    342

	Intrag, Joing Venture		    107		    227
					-------		-------
					$ 3,175		$ 2,515
					=======		=======
  Gray's Ferry:

  In October 1991, O'Brien (Schuylkill) Cogeneration, Inc., (O'Brien Schuylkill) a wholly-owned subsidiary, executed a partnership agreement with Adwin Equipment Company (Adwin) to develop a qualifying cogeneration facility located in Philadelphia, Pennsylvania. The partnership will be known as Grays Ferry Cogeneration Partnership and will develop, own and operate the cogeneration facility. The partnership intends to develop this project in two phases, Phase 1 of which will consist of approximately 40 megawatts. The partnership has a 25-year steam supply contract and a 20-year electric supply contract. On August 12, 1994, the partnership received a commitment letter for a $62,000 loan from Canada Imperial Bank at Commerce to finance Phase I. The Company expects that the expiration date of the commitment letter will be extended beyond October 30, 1994, although there can be no assurance that such extension will be granted or that if granted, will provide sufficient time to close.

  Artesia:

  The Artesia project consists of a 32 megawatt cogeneration facility in Artesia, California which commenced operations in 1990 and is supplying electricity and steam pursuant to 30 year supply contracts. The project is owned and operated by O'Brien California Cogen Limited, a limited partnership. O'Brien Cogeneration, Inc. II, a wholly-owned subsidiary of the Company, is the managing general partner. The Company's initial equity interest of 3% can increase to a maximum of 50% on the basis of project performance and returns to the limited partner. In addition to its share of the limited partnership's operations, the Company receives annual management fees of approximately $130 and participates in a fuel supply partnership.

  PoweRent Limited:

  PoweRent Limited, an entity in which a subsidiary of the Company owns a 50% interest, is a United Kingdom company that sells and rents power generation equipment. The remaining 50% of PoweRent is owned by an officer of a wholly-owned United Kingdom subsidiary.

  Intrag, Joint Venture:

  Intrag, Joint Venture was formed for the purpose of developing power generation projects in Pakistan; and the manufacture, sale and/or rental of power generation equipment in Pakistan.
  The joint venture agreement expires in June 1995.

  The Company's investment in the equity affiliates has been accounted for using the equity method.

11.  Cost in Excess of Net Assets Acquired:

  Excess of cost of investment in subsidiaries over net assets at date of acquisition consists of the following:

						1994		1993
						----		----

	Excess of investment in subsidiaries
	 over net assets at date of
         acquisition				$ 2,466		$ 2,466

	Accumulated amortization		   (479)	   (381)
						-------		-------
						$ 1,987		$ 2,085
						=======		=======


Amortization expense amounted to $98 in each of 1994, 1993 and 1992, respectively.

12.  Deferred Financing Costs:

  Deferred financing costs relate to the Subordinated Debentures and nonrecourse debt and consist of the following:

						1994		1993
						----		----

	Deferred financing costs		$ 7,080		$ 7,087

	Accumulated amortization		 (1,811)	 (1,359)
						-------		-------
						$ 5,269		$ 5,728
						=======		=======


  Amortization expense amounted to $452 in each fiscal year ending June 30, 1994, 1993 and 1992 and is included in interest and debt expense in the accompanying consolidated statements of operations.

13.  Short-term Borrowings:

  As of June 30, 1994 and 1993 short-term borrowings consist of foreign lines of credit payable to financial institutions bearing interest at foreign (U.K.) short term rates.
  Collateral for the lines of credit consists primarily of certain restricted cash balances.

14.  Recourse Long-Term Debt:

  Recourse long-term debt consist of the following:


							1994		1993
							----		----

	  Notes payable to financial
	    institutions, due in monthly
	    installments of principal plus
	    interest at floating rates ranging
	    from 1% to 4.5% over the prime
	    rate (prime rate at June 30, 1994
	    was 7.25%) maturing at various
	    dates through December 1999,
	    collateralized by certain energy
	    equipment having a net book value
	    of $32,182 at June 30, 1994			$30,481		$27,113

	  Note payable to unrelated third party,
	    due in monthly installments with
	    interest at 12% (a)				  5,000

	  Capital lease obligations, due in
	    monthly installments at rates up to
	    13.25%, maturing at various dates
	    through December 2000,
	    collateralized by certain energy
	    and rental equipment having a net
	    book value of $12,067 at June 30,
	    1994					  9,134		 10,828

	  Other						  1,500             490
							-------		-------
							 46,115		 38,431
	  Less amount classified as current (b)    	(39,042)	(10,419)
							-------		-------
							$ 7,073		$28,012
							=======		=======

(a) The Company has reclassified a $5,000 current liability to long-term debt at June 30, 1994. The $5,000 repurchase option for the Philadelphia Water Department project reacquired on August 5, 1994 was funded by long-term financing from an unrelated third party subsequent to year end. The loan is collateralized by the common stock of the reacquired subsidiary.

(b) As a result of defaults, consisting of defaults in the payment of interest under each of the Indentures as well as defaults under certain of the Company's loan agreements, the Company reclassified $21,914 out of a long-term classification for a total of $39,042 of its recourse debt as a current liability. Of this amount, approximately $5,320 was triggered solely by defaults under the Indentures, $3,066 by cross defaults and by the non-payment of principal subsequent to year end and the remainder, $13,528 was reclassified because of the Chapter 11 Bankruptcy filing on September 28, 1994.

  Scheduled maturities, including the impact of defaults, of recourse long-term debt and capital lease obligations, including interest, for the next five years and thereafter are as follows:



Year ending June 30		Recourse Long-term debt		Capital Leases
- - -------------------		-----------------------		--------------
	1995				 31,929				 9,154
	1996				    930				   865
	1997				  1,039				   848
	1998				  1,163				   484
	1999				  1,298				    79
     Thereafter                             622				   159

Interest component on
    capital leases			     --			        (2,455)
					-------				------
					$36,981                         $9,134
					=======                         ======


  The Company incurred interest charges, exclusive of interest charges on nonrecourse project financing, of $9,802, $8,265 and $8,423 in 1994, 1993 and 1992, respectively. Of these amounts, $403, $1,873 and $2,690 were capitalized.

  Certain of the recourse long-term debt agreements contain requirements that the Company will (1) not incur a net loss during any fiscal year; and (2) not default on other debt agreements. In addition, the agreements prohibit the declaration of dividends on common stock.

15.  Convertible Senior Subordinated Debentures:

  Convertible senior subordinated debentures consist of the following:


		   			1994		1993
		   			----		----

7 3/4% Convertible
Senior Subordinated
Debentures due in
March 2002.  Conversion
price $4.75 per share			$11,419		$11,419

11% Convertible
Senior Subordinated
Debentures due in
March 2010.  Conversion
price $5.55 per share			 11,500		 11,500

11% Convertible
Senior Subordinated
Debentures due in
March 2011.  Conversion
price $5.46 per share			 26,255		 26,255
					-------		-------
					$49,174		$49,174
					=======		=======

  On August 22, 1994, the trustees for each of the 1987
  Debentures, 1990 Debentures and 1991 Debentures delivered acceleration notices to the Company, notifying the Company that the total principal amount of $49,174 and past due interest in the amount of $5,243 as of September 20, 1994, is due and payable by the Company immediately based on the following factors:

(bullet) The Board of Directors elected not to make the March 15, 1994 or the September 15, 1994 semi-annual required interest payments on the Debentures which total $5,037. Each semi-annual required interest payment consists of $442, $632 and $1,444 for the 1987 Debentures, 1990 Debentures and 1991
  Debentures, respectively.

(bullet) The Company is currently in default under the 1987 Indenture's
  Funded Indebtedness covenant (as defined in the 1987
  Indenture). Such covenant prohibits the Company from incurring or creating any Funded Indebtedness if after giving effect to such incurrence or creation, the total outstanding
  Funded Indebtedness of the Company on a consolidated bases would exceed 75% of the sum of Consolidated Stockholders'
  Equity and Funded Indebtedness.

  Additionally, the Company is in default under the 1987
  Indenture, 1990 Indenture and 1991 Indenture due to defaults on other indebtedness which results in the acceleration of the maturity of at least an aggregate of $1,000, $2,000 and $2,000, respectively, of other indebtedness which is not cured within 60 days, 90 days and 90 days, respectively, after notice to the Company.

  As a result of the losses experienced by the Company, the Company's Consolidated Stockholders' Equity (as defined in the
  1987 Indenture, 1990 Indenture and 1991 Indenture) was $136 and $8,066 at June 30, 1994 and March 31, 1994, respectively.
  As a result, the covenant in the 1990 Indenture and 1991
  Indenture requiring the Company to purchase 7.5% of the outstanding 1990 Debentures and 1991 Debentures if the Company's Consolidated Stockholders' Equity is less than
  $10,000 at the end of each of any two consecutive fiscal quarters has been triggered. Additionally, there is a covenant in the 1987 Indenture which requires the company to purchase 7.5% of the outstanding 1987 Debentures if the Company's Consolidated Stockholders' Equity is less than
  $7,500 at the end of each of any two consecutive fiscal quarters. Purchasing Debentures pursuant to these covenants would cause severe liquidity problems for the Company. The
  Company does not presently expect to be a position to comply with these covenants.

  In May 1994, the Company filed a Registration Statement on
  Form S-4 (the "Registration Statement") with the Securities and Exchange Commission relating to (a) an exchange offer of 40 shares of Series A Cumulative Senior Preferred Stock, 120
  Warrants to purchase Class A Common Stock and 20 shares of
  Class A Common Stock for each $1 principal amount of 1987
  Debentures, 1990 Debentures and 1991 Debentures outstanding and (b) a solicitation of consents to certain proposed amendments to the indentures (the "Indentures") governing each of the 1987 Debentures, 1990 Debentures and 1991 Debentures as well as the waiver of all defaults under each of the Indentures. In June 1994, an amendment to the Registration
  Statement was filed. Subsequent to such amendment, the Company began discussions with an ad hoc committee (the "Ad
  Hoc Committee") of debentureholders representing holders of the 1987 Debentures, 1990 Debentures and 1991 Debentures. The
  Company entered into a standstill agreement with the Ad Hoc
  Committee pursuant to which the Company has agreed, among other things, to assist the Ad Hoc Committee in its due diligence efforts. The failure to reach an agreement with the Ad Hoc Committee was one of the factors upon which the Company's decision to file for protection under the Bankruptcy
  Code was based.  (See Note 1).

  The debentures are subordinated in right of payment, in the manner and to the extent set forth in the indenture agreements, to the prior payment in full of all Senior
  Indebtedness, as defined in the indenture agreements, whether outstanding on the date the debentures were issued or thereafter created, incurred or assumed.

  The debentures are convertible, at any time prior to maturity, into shares of Class A Common Stock of the Company as provided in the Indenture agreements. Prior to maturity, the debentures may be redeemed at the option of the Company, subject to certain conditions.

  The Indentures contain sinking fund requirements that would require cash payments in 1999 if the events of default discussed above are resolved.

  In accordance with the terms of the Indenture agreements, the Company is restricted, under certain circumstances, from declaring or paying cash dividends, making cash distributions, or acquiring or retiring for value any capital stock of the Company.

  During 1992, $80 of the 7 3/4% debentures were converted into Class A Common Stock. No debentures were converted during
  1994 or 1993.

16.  Nonrecourse Project Financing:

  Nonrecourse project financing consists of the following:


					1994		1993
					----		----
	Newark project (a)		$29,580		$35,088

	Parlin project (b)		 66,560		 72,810
					-------		-------
					 96,140		107,898
	Less current portion   		(35,830)	(10,758)
					-------		-------
					$60,310		$97,140
					=======		=======

The nonrecourse project financing agreements contain various covenants, the most restrictive of which are the maintenance of positive working capital, limitation on the payment of dividends or other distributions to the Company and a restriction on additional borrowings by the project subsidiaries.

At June 30, 1994, both the Newark and Parlin projects were in default of the covenant which requires the maintenance of positive working capital. On September 26, 1994, the project lenders agreed to waive this covenant through July 1, 1995, for the Parlin project only, provided that during the period that this waiver is in effect no distribution of any nature whatsoever will be made to the Company by the Parlin wholly-owned subsidiary and that this waiver will cease to be effective in the event that the wholly-owned subsidiary is in compliance with the requirement to maintain positive working capital at any time prior to June
30, 1995. The lenders were not willing to provide a similar waiver for the Newark project. As a result of the Newark project not getting the waiver, $25,010 of non-recourse debt has been reclassified from long-term to short-term debt.

  (a)   The Newark project financing is an obligation of O'Brien
        (Newark) Cogeneration, Inc., a wholly-owned subsidiary of the Company. The project financing was converted from a nonrecourse construction loan to a nonrecourse
        12-year term loan in October 1990. The term loan provides for a variable interest rate tied to either
        LIBOR or the prime rate. The subsidiary has the option to fix the interest rate for this term loan at prevailing long-term market rates. At June 30, 1994, the subsidiary had $29,580 outstanding under the term loan. The floating rate as of that date was 5.75%.
        During 1994, 1993 and 1992, $1,578, $1,759 and $2,790,
        respectively, of interest costs were incurred pursuant to the project financing. The sole collateral for the term loan is the common stock of O'Brien (Newark)
        Cogeneration, Inc., which has net assets of approximately $46,908 excluding the nonrecourse financing at June 30, 1994.

  (b)   The Parlin financing is an obligation of O'Brien
        (Parlin) Cogeneration, Inc., a wholly-owned subsidiary of the Company. The project financing was converted from a nonrecourse construction loan to a nonrecourse
        12-year term loan in December 1990. Through the use of an interest rate swap agreement, $47,419 of the term loan has a fixed interest rate of approximately 11% per annum for a period of 10 years. The Company is exposed to credit loss in the event of nonperformance by the other party to the swap. However, the Company does not anticipate nonperformance. The balance of the loans have a variable interest rate tied to LIBOR or the prime rate unless the Company chooses to fix the interest rate at prevailing long-term market rates. At June 30, 1994, approximately $19,141 of this loan had a floating rate of 5.75%. During 1994, 1993 and 1992 $6,633, $7,166 and
        $8,357 of interest costs were incurred pursuant to the term loan which included $3,253, $3,544 and $2,912 for 1994, 1993 and 1992, respectively, of costs associated with the interest rate swap agreement. The sole collateral for the term loan is the common stock of O'Brien (Parlin) Cogeneration, Inc., which has net assets of approximately $72,176 excluding the nonrecourse financing at June 30, 1994.

     Scheduled maturities of nonrecourse project financing for the next five years are as follows:

           1995                 $ 35,830
           1996                    6,530
           1997                    6,780
           1998                    7,900
           1999                    7,900
           Thereafter             31,200
				 -------
                                 $96,140
                                 =======

17.  Stockholders' Equity:

     Preferred Stock

  The Board of Directors of the Company is authorized to issue shares of Preferred stock in one or more series and to determine the rights and preferences of each series.

     Common Stock

  In January 1992, the Company completed an offering of 3,858,028 shares of Class A Common Stock at $4.00 per share.
  Proceeds from the offering amounted to $13,600, net of issuance costs. In addition, a principal stockholder, controlled by the Chairman and Chief Executive Officer of the Company, converted 515,620 shares of Class B Common Stock into
  Class A Common Stock and sold the Class A Common Stock shares at $4.00 per share in connection with this offering.

  Except for voting and conversion privileges, shares of Class A and Class B common stock are identical. Class A stockholders are entitled to one vote per share while Class B stockholders are entitled to ten votes per share. Class B common stock is convertible into Class A common stock on the basis of one share of Class A common stock for each share of Class B common stock. All outstanding shares of Class B common stock are owned by III Enterprises, Inc., a company wholly-owned by the Chairman and Chief Executive Officer of the Company, which has controlling voting interest in the Company.

  In October 1993, III Enterprises, Inc. filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code.
  On October 6, 1994, the bankruptcy court ordered that the matter be converted to a proceeding under Chapter 7 of the Federal Bankruptcy Code. On October 7, 1994, the debtor appealed this order. In connection with any reorganization of III Enterprises, Inc., the stock ownership of III Enterprises which owns the controlling shares of Class B Common Stock of the Company may be sold to a third party. A change in control of the Company could significantly affect the direction of management of the Company and limit the utilization of net operating losses.
  (See Note 23).

  Outstanding shares amounted to the following:

                                1994                 1993
				----                 ----
  Class A common stock      12,965,397           12,965,397
			    ==========           ==========
  Class B common stock       3,905,770            3,905,770
			    ==========           ==========

  At June 30, 1994, the Company had 16,926,574 Class A common stock shares reserved for issuance in connection with its stock option plans (2,141,894) and its convertible senior subordinated debentures (9,284,680) and for options granted with the sale of the Philadelphia Water Department Project
  (5,500,000).

     Other

  The other component of stockholders' equity includes a foreign currency translation adjustment of ($587), ($551) and ($137) at June 30, 1994, 1993 and 1992, respectively, and treasury stock of $64 at June 30, 1994, 1993 and 1992. Treasury stock is recorded at cost and consists of 90,200 shares of Class A common stock and 165,000 shares of Class B common stock, including 75,000 shares of Class A common stock and 165,000 shares of Class B common stock held by O'Brien Energy Services at the date of its acquisition by the Company.

18.  Stock Options:

  The Company's stock option plans provide for the granting of qualified and/or nonqualified options on Class A common stock to officers, directors and key employees. Qualified options are exercisable after one year from the date of the grant and expire no more than ten years after grant. These options become exercisable over a 48 month period. Pertinent information concerning the option plans is as follows:


 				    1994      	    1993    	  1992
				    ----	    ----    	  ----


   Outstanding at beginning
    of year		       	   1,416,874	  1,400,868	1,279,832

   Options exercised		          --	    (94,365)	  (65,464)

   Options expired 		    (707,000)	   (258,075) 	 (142,500)

   Options granted-nonqualified	   1,180,000	    316,213	  160,000

   Options granted-qualified              --	     52,233	  169,000
				   ---------	  ---------	---------
   Outstanding at end of year	   1,889,874	  1,416,874	1,400,868
				   =========	  =========	=========
   Exercisable			   1,846,949	  1,279,516	1,246,779
				   =========	  =========	=========


  Exercise prices range from $1.50 to $5.00 per share for options granted in 1994 and $4.25 to $4.75 per share for options granted in 1993 and 1992. The price of options exercised ranged from $3.75 to $4.75 per share in 1993 and $1.87 to $4.75 per share in 1992. No options were exercised in 1994.

19.  Business Interruption Insurance Claims:

  During 1994, 1993 and 1992, energy revenues include $1,706,
  $6,247 and $483 received under net business interruption insurance claims associated with the Newark and Parlin cogeneration plants.

20.  Development Fees and Other:

  In June 1994, the Company sold its recently acquired rights to develop a standby/peak shaving project for a $5,000 cash payment which is included in development fees and other income. The costs associated with the development rights were insignificant.

  In August 1993, the Company sold its contractual rights to develop certain coalbed methane reserves. The selling price consisted of a $2,000 cash payment and a production note of $4,500 with an interest rate of 7.25% payable in monthly installments only to the extent of a percentage of net revenues from the properties until the earlier of (1) the note is payable in full, or (2) a term of ten (10) years. The
  Company has discounted the note by $1,379 to reflect a lower estimated net realizable value in consideration of the Company's plans to monetize the note and accelerate cash flow.
  The previously capitalized costs and remaining drilling obligation amounted to approximately $5,100 resulting in no gain on this transaction.

  In December 1992, the Company and a utility entered into an agreement pursuant to which the electric contract previously entered into was terminated for $4,000 from the utility, payable in five annual installments of $800 without interest.
  The payments are collateralized by a standby letter of credit.
  The net present value of the $4,000 was determined to be $3,462, assuming an interest rate of 5.95%, and is reflected as development fees and other in the accompanying consolidated statements of operations. The associated project development costs amounted to $2,386 which resulted in a net gain of $1,076.

  In December 1992, the Company sold a biogas project located in the United Kingdom for $821, of which $331 was paid pursuant to a promissory note with an interest rate of 8% and is reflected as development and other fees in the accompanying consolidated statements of operations. The associated project development costs amounted to $564 which resulted in a net gain of $257. In October 1993, the promissory note was satisfied for $265, which reflects a $66 discount for early payment offered by the Company.

  In September 1992, the Company sold a 50% interest in a biogas project pursuant to a stock purchase agreement. The remaining
  50% interest was sold on June 30, 1993. The aggregate sale price was $625 of which $555 was paid pursuant to a promissory note with an interest rate of 8%. The costs associated with the sale amounted to $267 which resulted in a net gain of $358.

  In June 1992, the Company sold the power purchase, landfill gas and other agreements associated with two biogas projects that were operated by the Company to two unrelated limited partnerships for $323 in cash and $1,725 in notes receivable with interest rates of 9.5% and 10%. The cost associated with the agreements sold amounted to $503 which resulted in a gain of $1,545. The sales price of $2,048 and the related costs of $503 are reflected in development and other fees and cost of development fees and other, respectively, in the accompanying consolidated statements of operations. In addition, the Company entered into equipment rental agreements with the respective buyers of those projects to lease certain power generation equipment for annual rentals of $185 through December 31, 2002. The leases may be extended for six years at the option of the lessee. Also, the annual rentals may be reduced if equipment is removed from the project sites by the Company in accordance with provisions in the rental agreements. In January 1994, these notes receivable were satisfied for $1,100, which reflects a $202 discount for early payment offered by the Company.

  During 1994 and 1993 the Company recognized approximately
  $4,015 and $3,989, respectively, of revenues associated with the sale of natural gas to the Artesia project under a fuel management contract. The costs associated with the fuel transactions amounted to $4,015 and $3,989, respectively.

  In 1992, the Company recognized revenues of $779 in connection with equipment agreements associated with the Hartford project. Associated costs were $701. During 1993 and 1992, the Company also recognized $125 and $227, respectively, of revenues pursuant to management fee and other agreements with the Hartford and Artesia projects. Associated costs were $112 and $204, respectively.

21.  Litigation Settlement Costs:

  In May 1993, O'Brien (Newark) Cogeneration, Inc. and O'Brien
  Newark Supply Corporation, wholly-owned subsidiaries, entered into a settlement agreement with Hawker Siddeley Power
  Engineering Inc. and related entities, the turnkey contractor for the Newark cogeneration project, with regards to litigation relating to the construction of the Newark cogeneration plant. The settlement agreement dismissed all claims between all parties. As a result of the settlement, the $3,800 construction costs payable relating to retained payment under the construction contract has been adjusted by reducing property, plant and equipment by $3,200 with the remainder representing payments made by the Company.

  In September 1993, the Company and certain subsidiaries and an equity affiliate entered into a settlement agreement with Hawker Siddeley Power Engineering, Inc. and related entities, the turnkey contractor for the Hartford cogeneration plant, with regards to litigation relating to the construction of the Hartford cogeneration plant. Pursuant to the settlement agreement, the Company relinquished its 5 percent general partner interest, paid Hawker $250 and issued a promissory note for $250 to the succeeding general partner, which resulted in a total charge of $1,121 for 1993, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

22.  Involuntary Conversion Gain:

  On December 25, 1992, a fire disabled the Newark cogeneration plant. The damage to the plant caused by the fire has been repaired. The plant returned to partial operations in August
  1993 and resumed full operation in October 1993. The Newark cogeneration plant generated revenues of $23,082 (including net business interruption proceeds of $980), $19,629
  (including net business interruption proceeds of $5,880), and $27,532 in 1994, 1993 and 1992, respectively. The capital expenditures to repair the plant are offset by the property insurance claim proceeds and is reflected as insurance claims receivable in the accompanying balance sheet at June 30, 1993.
  The Company received $36,000 from its insurance carrier which covered a substantial majority of the Company's cost of repair and loss of net profits due to business interruption.
  Additionally, the Company recognized an involuntary conversion gain of $6,066 in fiscal 1994.

23.  Income Taxes:

  Income (loss) from continuing operations before income taxes consists of:




			   			1994		1993	     1992
						----            ----         ----

		United States   	      $(12,659)        $(10,272)     $ 3,973
		Foreign		      		(1,931) 	   (361)	(123)
					       -------  	-------	     -------
					      $(14,588)        $(10,633)     $ 3,850
					       =======  	=======	     =======

	The income tax provision consists of:

						1994		1993	       1992
						----		----	       ----
		Current income taxes:
		   Federal		      $   --    	$  --	      $  100

		   State		       	  --	           --             35

		   Foreign                        --               --	          --
					      --------          -------	      ------
                                                  --               --            135
		Deferred income taxes	         1,913            3,078	       2,303
					      --------  	-------	     -------
					      $  1,913  	$ 3,078	     $ 2,438
					      ========  	=======	     =======

  The components of the net deferred income tax liabilities are as follows:



						1994		1993
						----		----
  Deferred income tax liabilities:

    Property, plant and equipment 	       $18,964  	$15,073
					       -------  	-------
  Deferred income tax assets:

    Net operating loss carryforwards	       25,235   	 18,325
    Alternative minimum tax credits	     	  110               110
    Investment tax credits	      		1,623   	  1,623
    Miscellaneous				  458               328
    Valuation allowance			      (20,354)  	(16,208)
				       	      -------   	-------
	Total deferred tax assets		6,156   	  4,178
				 	      -------   	-------
    Net deferred income tax liabilities	      $12,808    	$10,895
					      =======   	=======

  The increase in the valuation allowance from June 30, 1993 to June 30, 1994 is due primarily to the uncertainty of realizing the benefit of loss carry-forwards generated in 1994.

  A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate follows:


					 	1994		1993		1992
					 	----		----		----
  Income tax (benefit) on the
    amount at federal
    statutory rate			      $(4,959)  	$(3,615)	$ 1,309

  State income taxes				  387               282		    538

  Operating income tax losses with
    no current tax benefit		        5,759   	  6,248		    419

  Other						  726               163		    172
					      -------   	-------		-------
  Total income tax provision		      $ 1,913   	$ 3,078		$ 2,438
					      =======   	=======		=======


  At June 30, 1994, the Company has tax basis net operating loss carryforwards available to offset future regular taxable income, and investment tax credit carryforwards available to offset future regular or alternative minimum federal income taxes payable. The amount of these carryforwards available for future utilization could be significantly limited based on a change in control of the Company in accordance with IRS regulations. (See Notes 1 and 17). These carryforwards expire as follows:


	     		  Net Operating		Investment Tax Credit
	     		Loss Carryforwards          Carryforwards
	     		------------------	---------------------
	1998			     --			    58

	1999			     --			   138

	2000			    400			   255

	2001			    792			   240

	2002			  2,325			   409

	2003			  3,733		 	    82

	2004			  2,071			   174

	2005			  5,022			    52

	2006	   		 12,677			   215

	2007			  4,002			    --

	2008			 16,430			    --

	2009			 18,356			    --
				-------			------
				$65,808			$1,623
				=======			======

  In addition, the Company has $1,685 of unused net operating loss carryforwards for United Kingdom income tax purposes.
  These credits can be carried forward for United Kingdom tax purposes indefinitely.

  An alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards may be used to offset only 90% of the Company's alternative minimum taxable income. The net operating loss carryforwards for alternative minimum tax purposes are approximately $34,458 for income tax purposes at June 30, 1994. The Company is subject to the alternative minimum tax resulting in an alternative minimum tax expense of $100 in 1992. This amount will be allowed as a credit carryover against regular tax in the future in the event the regular tax expense exceeds the alternative minimum tax expense.

24.  Transactions with Related Parties:

  PoweRent Limited is 50% owned by the Company and 50% by an officer of a wholly-owned subsidiary. Amounts receivable from or payable to related parties are noninterest-bearing and are classified as current, as settlement is expected to occur within one year.

  A summary of activity with related parties is as follows:

(1) The Company leases office space from Pennsport Partnership, a Pennsylvania partnership in which the Chief Executive Officer and Principal Stockholder (CEO) of the Company has a 50% ownership interest. Rental expense for 1994, 1993 and 1992 was $289, $293 and $290, respectively. The Company also leases office space from Christiana River Holdings, Ltd., an entity owned by the CEO of the Company. Rental expense for 1994 was $150.

(2) In 1993 and 1992, the Company recognized $156 and $143, respectively, of revenue by selling equipment and related services to PoweRent. The cost of the equipment and related services was $130 and $96, respectively.

(3) The Company also was charged commissions by O'Brien Power Systems, Inc. of $647 in 1994 in connection with equipment sales and services provided to third parties. In 1993 and 1992, the Company recognized $346 and $235, respectively, of revenue by selling equipment and related services to O'Brien Power Systems, Inc., a company controlled by a relative of the CEO of the Company. The cost of the equipment and related services was $322 and $224, respectively.

(4) In September 1993, Puma purchased its executive offices and its principal facility located in Ash, Canterbury, Kent, United Kingdom from III Enterprises Limited, an entity owned by the CEO of the Company for approximately $800.
     The Company has estimated a fair value of these facilities indicating a value of approximately $1,100. However, predecessor cost of $498 has been used to record the assets purchased and the excess of the purchase price over III
     Enterprises Limited's historical net book value of these facilities has been reflected as an increase in the accumulated deficit. Prior to September 1993, Puma leased the facility from III Enterprises Limited with rental expense amounting to $66, $156 and $155 in 1994, 1993 and 1992, respectively.

  In addition, the Company has had transactions with projects structured as partnerships in which the Company had or retains a general partnership interest (Note 10).

25.  Segment Information and Major Customers:

  The Company operates principally in two industry segments: the developing, owning and operating biogas projects and the development and ownership of cogeneration and waste heat recovery projects (energy) and the selling and renting of power generation, cogeneration and standby/peak shaving equipment and services (equipment sales, rental and services).
  Information with respect to the segments of the business is as follows:


				1994		1993		1992
				----		----		----

  Revenues:
      Energy       		$ 76,913  	$ 74,587	$  74,692
      Equipment sales,
       rental and services        29,676          23,105           25,423
				--------	--------	---------
				$106,589	$ 97,692	$ 100,115
				========	========	=========

  Identifiable assets:
      Energy			$180,329	$224,352	$ 222,070
      Equipment sales,
       rental and services        47,329	  29,557	   26,722
      Corporate assets		  10,158	   8,620	   10,262
				--------	--------	---------
				$237,816	$262,529	$ 259,054
				========	========	=========

  Operating income (loss):
      Energy			$ 10,280	$ 14,468	$  24,520
      Equipment sales,
       rental and services	  (4,874)	  (1,799)	    1,283
      General corporate
       expenses			  (8,921)	  (8,599)	   (5,817)
				--------	--------	---------
				$ (3,515)	$  4,070	$  19,986
				========  	========	=========

  Depreciation and
      amortization expense:
      Energy			$  7,345 	$  8,008 	$  8,106
      Equipment sales,
       rental and services	   2,171 	   1,446 	     751
      Not allocable		   1,486 	   1,096 	     591
				-------- 	-------- 	--------
				$ 11,002	$ 10,550	$  9,448
				========        ========	========

  Revenue by segment consists of sales to unaffiliated customers; intersegment sales are not significant. For the purposes of this presentation, development and other fees are considered revenues of the energy segment.

  Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets are those assets not used in the operations of a specific segment and consist primarily of cash, notes receivable from officers and deferred financing costs. Investments in limited partnerships are included in the identifiable assets of the energy segment.

  Selling, general and administrative expenses have been allocated to the individual segments on the basis of segment revenues and geographical location.

  Capital expenditures for 1994 and 1993 are primarily associated with the equipment sales, rental and services segment. Capital expenditures for 1992 are primarily associated with the energy segment.

  Information with respect to the Company's geographical areas of business is as follows:


				1994		1993		1992
				----		----		----

  Revenues:
      United States		$ 93,090  	$ 83,797	$  84,560
      United Kingdom		  13,499	  13,895  	   15,555
				--------	--------	---------
				$106,589	$ 97,692	$ 100,115
				========	========	=========

  Net income (loss):
      United States		$(14,570)       $(13,350)	$   1,535
      United Kingdom		  (1,931)	    (361)	     (123)
				--------   	--------	---------
				$(16,501)       $(13,711)	$   1,412
				========	========	=========

  Identifiable assets:
      United States		$230,343	$252,863	$ 249,544
      United Kingdom		   7,473	   9,666	    9,510
				--------	--------	---------
				$237,816	$262,529	$ 259,054
				========	========	=========


Revenues from one energy customer accounted for 53%, 65% and 67% of 1994, 1993 and 1992 revenues, respectively.

26.  Operating Leases:

  The Company leases equipment and primarily conducts its operations in leased facilities which expire on various dates through the year 2000. Under the terms of most of the lease agreements, the Company is required to pay taxes, insurance, maintenance and other operating costs of the facilities. The total minimum annual lease payments under non-cancellable operating lease agreements are as follows:


			Year ending June 30,

				1995			$  848

				1996		           789

				1997		           788

				1998			   640

				1999			   518

			     Thereafter			   528
							------
							$4,111
							======

	Total rental expense under various operating leases was approximately $1,308, $1,434 and $1,182, in 1994, 1993 and 1992.

27.	Statements of Cash Flows:

	Supplemental disclosure of cash flow information:

					1994		1993		1992
					----		----		----

	  Interest paid during the
	    year, net of amounts
	    capitalized	      	      $13,027   	$ 15,287	$16,898

	  Income taxes paid		 -                  -	             63


	Supplemental schedule of noncash investing and financing activities:

					1994		1993		1992
					----		----		----

	   Transfer of project
	     development costs to
	     property, plant and
	     equipment		      $ 176     	    -		$  230

	   Capital expenditures
	     included in accounts
	     payable and
	     construction costs
	     payable		        875            $ 6,986		   (74)

	   Project development costs
	     recovered by receipt
	     of equipment		  -                  -		 1,501

	   Other assets included in
	     accounts payable and
	     other liabilities		  -                  -		   719

	   Conversion of 7 3/4%
	     convertible
	     subordinated debentures      -                  -	            80

	   Reduction of property,
	     plant and equipment
	     resulting from the
	     settlement of
	     litigation		      2,400		 3,232		     -

	   Notes receivables in
	     connection with the
	     sale of projects	      3,121     	 3,590	             -

	   Capital expenditures
	     acquired by capital
	     leases			  -              4,546		     -

	   Exchange of note
	     receivable for note
	     payable			  -                655		     -




28.	Quarterly Financial Information (Unaudited):


  	Quarter End	   September 30	      December 31    March 31     June 30
	-----------	------------------------------------------------------------

	Fiscal 1994
	-----------
	Total revenue	     $29,650(1)(2)   $22,491(3)      $26,876      $27,572(4)
	Gross profit	       7,223	       3,146	       4,602	    7,444
	Net (loss) 	      (2,190)	      (5,765)	        (902)	   (7,644)(5)
	Net (loss)
	  per share 	     $  (.13)	     $  (.34)	     $  (.05)	  $  (.46)
			     =======         =======         =======      =======
	Fiscal 1993
	-----------

	Total revenue	    $27,184	     $29,285	     $20,036(1)   $21,187(1)
	Gross profit	     10,632	       6,092	       5,384        3,834
	Net income (loss)     2,944	      (1,759)	       1,471(6)   (16,367)(6)(7)
	Net income (loss)
	  per share:	    $   .18	     $  (.10)	     $   .09      $  (.98)
			     =======	     =======         =======      =======


(1) Revenues for the quarters ended March 31, 1993, June 30, 1993 and September 30, 1993 were negatively impacted by the Newark Boxboard Project fire which occurred on December 25, 1992. The plant returned to partial operation in August 1993 and full operation in October 1993.
(2) Includes $5,121 of revenues recognized in connection with the sale of the Company's contractual rights to develop certain coalbed methane reserves.
(3) Revenues were negatively impacted by an unscheduled turbine outage at the du Pont Parlin project which lasted from September 1993 through mid-December 1993.
(4) Revenues include $5,000 from the sale of rights to develop a standby electric facility project. The costs associated with this sale were insignificant. Revenues were negatively impacted by an unscheduled outage at the du Pont Parlin project which lasted from late May 1994 to mid-August 1994.
(5) Includes the impact of a $6,250 non-cash charge resulting from a market valuation of equipment being held for sale in connection with the Company's restructuring of its recourse debt.
(6) During the quarter ended March 31, 1993, the Company recognized a net gain of $4,583 in connection with the sale of a 12 1/2% interest in the Newark Cogeneration project. On January 18, 1994, Company repurchased the 12 1/2% interest and recorded a charge of $4,583 in the quarter ended June 30, 1993 to defer the net gain previously recognized on the sale.
(7) Includes charges for $1,782 for certain project development costs, $1,121 associated with the Hartford litigation settlement with Hawker Siddeley and $600 associated with bad debt expense.

29.  Litigation:

     Hawker Siddeley:

     The Company was involved in litigation with Hawker Siddeley Power Engineering, Inc. ("Hawker"), the turnkey contractor for the Parlin (the "Parlin Action") and former Salinas projects (the "Salinas Action"). In the aggregate, Hawker's lawsuits, as amended, sought compensatory damages of $15,000 and $3,000 from the Parlin and former Salinas Projects, respectively. In May 1994, O'Brien (Parlin) Cogeneration, Inc., O'Brien Cogeneration Inc. II, wholly owned subsidiaries, and O'Brien Energy Systems, Inc., entered into a settlement agreement with Hawker Siddeley Power Engineering, Inc.; the "Hawker Settlement Agreement". Other than a $1,500 Promissory Note ("the Note") issued by the Company to Hawker Siddeley, no money was exchanged and O'Brien (Parlin) Cogeneration, Inc. was not obligated to pay the $5,100 contract price withheld and all parties dismissed their claims related to the Parlin Action. Pursuant to the Hawker Settlement Agreement, the Salinas Action, prior to being dismissed, required that the first payment under the note be paid by October 6, 1994. Therefore, as payment was not made, the Salinas Action remains open.

     Other Proceedings:

     During September 1993 to November 1993, three actions were filed against O'Brien (Newark) Cogeneration, Inc., a wholly-owned subsidiary, by survivors of three employees of the operator of the Newark Cogeneration facility who were killed as the result of a fire which occurred at the facility in December 1992. The actions seek the recovery of damages in an unspecified amount. Insurance counsel estimates that each of the pending claims could have a value in excess of $1,000. The amount allocable to the Company, if any, is not determinable at this time. The Company's insurer has recently disputed the maximum amounts of coverage under the Company's policies. If a satisfactory resolution of this dispute cannot be reached, the Company may be required to file an action in court to obtain an adjudication of its rights under its insurance policies. The Company believes that these claims will not have a material adverse financial effect on the Company because (1) the Company has sufficient undisputed liability insurance coverage and (2) the operator of the Facility has agreed to indemnify the Company for any liability arising out of the operator's operation and maintenance of the facility.

     On July 27, 1994, an alleged stockholder of O'Brien Environmental Energy, Inc. filed suit seeking money damages in an amount allegedly sustained by the stockholder. On September 15, 1994, two alleged debentureholders filed suit seeking money damages in an amount allegedly sustained by debentureholders who purchased debentures from September 28, 1992 through April 12, 1994. The complaints name as defendants O'Brien Environmental Energy, Inc. and certain of its officers and directors. The complaints allege that O'Brien Environmental Energy, Inc. and the other defendants violated the Securities Exchange Act of 1934 and disseminated or were responsible for the disseminating of a series of false and misleading statements concerning the Company's business, results of operations and future prospects. The suits purport to be class actions on behalf of all stockholders and debentureholders, respectively. The Company and other defendants believe the suits to be without merit and intend to defend them vigorously.

     Although the Company cannot give definitive assurance regarding the ultimate resolution of the various claims described above, the Company does not presently believe the matters described above or the resolution thereof will have a material adverse impact on the Company's financial statements.

30.  Disclosures about Fair Value of Financial Instruments

     The Company has adopted Statement of Financial
     Accounting Standards No. 107 "Disclosures about Fair
     Value of Financial Instruments" which requires certain disclosures concerning the estimated fair value of financial instruments. The following disclosures of the estimated fair value amounts have been determined based on the Company's assessment of available market information and appropriate valuation methodologies.

				      		       Carrying         Fair
	June 30, 1994		       			Amount 	       Value
	-------------			 	      --------	       -----
	Assets:

          Cash and cash equivalents (1)	  	     $ 5,681	      $  5,681
	  Restricted cash and cash
	    equivalents (1)			       4,594		 4,594
	  Accounts receivable (1)	    	      12,100		12,100
	  Receivable from related parties (1)	         633		   633
	  Notes receivable (1)			       5,806             5,806
	  Notes receivable from officers (1)		 238		   238

	Liabilities:

	  Accounts payable (1)			      12,737		12,737
	  Short-term borrowings (1)		       2,386		 2,386
	  Recourse long-term debt (1)		      46,115		46,115
	  Non-recourse long-term debt (1)             96,140	        94,140
	  Convertible senior subordinated
	    debentures (2)			      49,174		21,996

	Off-balance Sheet
	  Financial Instruments:

	  Interest Rate Swap (3)			  --		 4,889

(1) The carrying amount of these items are a reasonable estimate of their value as of June 30, 1994.

(2) The fair value of convertible senior subordinated debentures are determined based on market quotes as of June 30, 1994.
     The fair value of the Company's convertible senior subordinated debentures as of September 20, 1994 was $19,981.

(3) The fair value of interest rate swap in the amount at which it could be settled based on an estimate obtained from the dealer.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matter of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates, including the bankruptcy filing of O'Brien Environmental Energy, Inc., the parent company, on September 28, 1994. (See Note 1).

31.  Sale of Philadelphia Water Department Project:

     On November 12, 1993, the Company sold the capital stock of O'Brien (Philadelphia) Cogeneration, Inc. ("OPC") and Philadelphia BioGas Supply, Inc. ("Biogas"), wholly-owned subsidiaries and issued 5.5 million warrants for Class A Common Stock to entities controlled by an unrelated private investor for $5,000 in cash. The warrants are exercisable at prices ranging from $4.00 to $6.00 per share, and have been assigned a value of $1,300 which has been reflected in additional paid in capital. The primary assets of OPC and Biogas consist of a 20-year energy service agreement and a digester gas supply agreement with the Philadelphia Municipal Authority ("Authority"). The Company continues to own and rent to OPC and Biogas the facilities and all related generation and associated equipment for the project. Fiscal 1994 revenues were approximately $2,187. On August 5, 1994, the Company exercised its option to repurchase 83% of OPC and Biogas for $5,000. The Company is negotiating to resell this project to a third party in 1995.

O'BRIEN ENVIRONMENTAL ENERGY, INC.
INDEX TO FINANCIAL STATEMENT SCHEDULES



Index to Financial Statement Schedules . . . . . . . . . . . . S-1

Schedule II - Amounts Receivable From Related Parties and
  Underwriters, Promoters and Employees Other Than Related
  Parties. . . . . . . . . . . . . . . . . . . . . . . . . . . S-2

Schedule III - Condensed Financial Information of Registrant   S-3
	       (to be filed by amendment)

Schedule V - Property, Plant and Equipment . . . . . . . . . . S-4

Schedule VI - Accumulated Depreciation, Depletion
  and Amortization of Property, Plant and Equipment. . . . . . S-5

Schedule IX - Short-Term Borrowings. . . . . . . . . . . . . . S-6




				    O'BRIEN ENVIRONMENTAL ENERGY, INC.
			AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS				    SCHEDULE II
			    PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
						(dollars in thousands)

- - -------------------------------------------------------------------------------------------------------------------------------
		Column A		Column B	   Column C	      Column D	      		Column E
- - -------------------------------------------------------------------------------------------------------------------------------
   For
   the
   Year	   				Balance at
   Ended				Beginning
  June 30	Name of Debtor		 of Period	   Additions	      Deductions	     Balance at End of Period
  -------	--------------		----------	   ---------	      ----------	     ------------------------
								       	   (1)
									 Amounts       	  (2)                 		  (2)
									Collected/      Amounts          (1)              Non
									Settled       Written-Off      Current  	Current
- - -------------------------------------------------------------------------------------------------------------------------------

  1992		O'Brien Machinery Co. 	    477		     646	1,048		  75		   -
		Joel D. Cooperman (A)	    140		       -	   -						  140
		Sanders D. Newman     	    591		      49	   -						  640
		III Enterprises, Inc.
                 and affiliates		     94		     262	  307				  49
		Hartford Partnership	     81		   1,073	  539				 615
		Artesia Partnership  	     40		     342	   40				 342

  1993		Joel D. Cooperman (A)	    140		      98							  238
		Sanders D. Newman    	    640		      15	  655                                               -
		III Enterprises, Inc.
                 and affiliates  	     49		     122	   57				  114
		Hartford Partnership	    615		     559	1,105				   69
		Artesia Partnership	    342		   4,791	4,896				  237
		O'Brien Power Systems,        -		     839	  465				  374
		 Inc.

  1994		Joel D. Cooperman (A)	    238										  238
		III Enterprises	Inc.
                 and afilliates             114              523          403                             234
		Hartford Partnership	     69		      19	   88				    -
		Artesia Partnership	    237            4,150        4,042                             345
		O'Brien Power Systems,      374               11          410                             (25)
		 Inc.

(A)	The loan is an unsecured, full recourse loan bearing interest at 8 1/4% per annum and maturing in May 1996.


		CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT                 SCHEDULE III
		           (To be filed by Amendment)


				    O'BRIEN ENVIRONMENTAL ENERGY, INC.
			               PROPERTY, PLANT AND EQUIPMENT                          			     SCHEDULE V
  					   (dollars in thousands)

- - ------------------------------------------------------------------------------------------------------------------------------------
		Column A      			Column B	   Column C	      Column D	      	 Column E    	Column F
- - ------------------------------------------------------------------------------------------------------------------------------------
   For
   the
   Year	   		 			Balance at
   Ended					Beginning          Addition                               Other     Balance at End
  June 30	Classification			 of Period	   at Cost (1)      Retirements          Changes        of Period
- - ------------------------------------------------------------------------------------------------------------------------------------

  1992		Equipment related to Energy
		  Revenues			 $174,705	  $ 6,699	  $   (789) (2)	  	 $  (609)	$179,925
		Furniture and Fixtures		    1,476	      134	       (17)	  			   1,593
		Rental Equipment		   11,570	      746	       (35)	 	   3,361	  15,642
		Equipment held for future
		  projects                	   15,391	    1,950				  (2,601)	  14,740
		Land, Building and
		  Improvements			    1,376	      155	      (254) (2)	 	    		   1,277
		Other Equipment			    2,170	       30	       (15)	      			   2,185
						 --------	  -------	  --------  		 -------	--------
		TOTAL     			 $206,688	  $ 9,714	  $ (1,110)		 $    70  	$215,362
						 ========	  =======	  ========	         =======	========

  1993		Equipment related to Energy
		  Revenues			 $179,925	  $ 1,948	  $ (1,263)		 $(9,095) (1)	$171,515
		Furniture and Fixtures		    1,593	      133	       (13)		     (64) (1)	   1,649
		Rental Equipment		   15,642	    9,049	    (1,128)		  11,174  (1)	  34,737
		Equipment held for future
		  projects			   14,740	    1,783	      (122)		  (4,660) (1)     11,741
		Land, Building and
		  Improvements			    1,277	      188	       (18)		     216  (1)	   1,663
		Other Equipment			    2,185	      189	      (334)		  (1,217) (1)	     823
						 --------	  -------	  --------               -------	--------
		TOTAL				 $215,362	  $13,290	  $ (2,878)		 $(3,646)	$222,128
						 ========	  =======	  ========		 =======	========

  1994		Equipment related to Energy
		  Revenues			 $171,515	  $ 1,208	      (190)		 $(2,187) (3)   $170,346
		Furniture and Fixtures		    1,649	       66		(1)		     (83)	   1,631
		Rental Equipment		   34,737	      697	      (665)		  (3,719) (3)     31,050
		Equipment held for future
		  projects			   11,741	    1,105				  (9,588) (3)      3,258
		Land, Building and
		  Improvements			    1,663	      728	       (48)		     (14)	   2,329
		Other Equipment			      823	       48	      (279)		     (62)	     530
						 --------	  -------	  --------		--------	--------
		TOTAL				 $222,128	  $ 3,852	  $ (1,183)		$(15,653)       $209,144
						 ========	  =======	  ========		========	========

(1)	Include transfers between classifications, $3,232 adjustment as a result of the Newark litigation settlement and
	fluctuation in exchange rates.
(2)	Includes building and equipment sales.
(3)	Reflects reclassification of equipment held for sale ($15,767), the Hawker Siddley Settlement ($2,400) and the
	increase in basis attributable to the insurance proceeds from the Newark fire property settlement $3,020.





				    O'BRIEN ENVIRONMENTAL ENERGY, INC.
			 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF      			                 SCHEDULE VI
				       PROPERTY, PLANT AND EQUIPMENT
  					   (dollars in thousands)

- - ------------------------------------------------------------------------------------------------------------------------------------
		Column A      			Column B	   Column C	      Column D	      	 Column E    	Column F
- - ------------------------------------------------------------------------------------------------------------------------------------
   For
   the
   Year	   		 			Balance at
   Ended					Beginning                                                 Other     Balance at End
  June 30	Classification			 of Period	   Additions        Retirements          Changes        of Period
- - ------------------------------------------------------------------------------------------------------------------------------------

  1992		Equipment related to Energy
		  Revenues			 $  6,399	  $ 7,564	  $   (149)    	  	 $  (404)	$ 13,410
		Furniture and Fixtures		      742	      171	        (2)	  			     911
		Rental Equipment		    2,749	      505	        (2)	 	     404	   3,656
 		Land, Building and
		  Improvements			      519	      100	               	 	    		     619
		Other Equipment			      827	      221	       (10)	      	      51	   1,089
						 --------	  -------	  --------  		 -------	--------
		TOTAL     			 $ 11,236	  $ 8,561	  $   (163)		 $    51  	$ 19,685
						 ========	  =======	  ========	         =======	========

  1993		Equipment related to Energy
		  Revenues			 $ 13,410	  $ 8,008	  $   (864)		 $  (556) (1)	$ 19,998
		Furniture and Fixtures		      911	      188	           		     (42) (1)	   1,057
		Rental Equipment		    3,656	    1,149	      (251)		   1,011  (1)	   5,565
		Land, Building and
		  Improvements			      619	      150	        (4)		      28  (1)	     793
		Other Equipment			    1,089	      148	      (310)		    (429) (1)	     498
						 --------	  -------	  --------               -------	--------
		TOTAL				 $ 19,685	  $ 9,643	  $ (1,429)		 $    12 	$ 27,911
						 ========	  =======	  ========		 =======	========

  1994		Equipment related to Energy
		  Revenues			 $ 19,998	  $ 7,345	      (105)		 $(3,883) (2)   $ 23,355
		Furniture and Fixtures		    1,057	      201		   		     (40) (2)      1,218
		Rental Equipment		    5,565	    1,885	      (279)		    (541) (2)      6,630
                Land, Building and
		  Improvements			      793	      198	        (2)		       4 	     993
		Other Equipment			      498	       88	      (139)		     (13)	     434
						 --------	  -------	  --------		 -------	--------
		TOTAL				 $ 27,911	  $ 9,717	  $   (525)		 $(4,473)       $ 32,630
						 ========	  =======	  ========		 =======	========

(1)	Includes transfers between classifications, $(127) adjustment as a result of the Newark litigation settlement
	and difference in exchange rates at the end of prior period to beginning of current period.  Also includes differences
	between average exchange rate and the exchange rate at the end of the related period.
(2)	Relates primarily to the adjustment as a result of Newark fire insurance proceeds ($2,530) and for the reclassification of
	equipment held for sale ($1,450).  Other items include exchange rate fluctuations and reductions resulting from
	intercompany transfers.




				    O'BRIEN ENVIRONMENTAL ENERGY, INC.                  SCHEDULE IX

			                    SHORT-TERM BORROWINGS
				    	   (dollars in thousands)

- - -----------------------------------------------------------------------------------------------------------------------------------
		     Column A		 Column B	  Column C	     Column D	      	   Column E         Column F
- - -----------------------------------------------------------------------------------------------------------------------------------
 For the					          Weighted         Maximum Amount      Average Amount     Weighted Average
Year Ended     Category of Aggregate    Balance at         Average          Outstanding          Outstanding        Interest Rate
 June 30       Short-Term Borrowings    End of Period    Interest Rate   During the Period    During the Period	  During the Period
- - ----------     ---------------------    -------------    -------------	 -----------------    -----------------	  -----------------

   1992			Banks		   $ 1,898	     13.4%	       $ 3,862		   $ 2,100		14.9%
   1993			Banks		   $ 2,199	      9.1%	       $ 2,620		   $ 2,213		11.7%
   1994			Banks		   $ 2,386            8.3%     	       $ 2,760		   $ 2,438		 8.3%

____________________

The average borrowings were determined based on amounts outstanding at each month's end.

The weighted average interest rates during the period were computed by dividing actual interest expense for the period by average short-term borrowings for the period.
