Form 10-K405
period 1996-06-30
NRG GENERATING U S INC
filed 1996-10-29
CIK 795185

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934
     For the transition period from _________ to _________

                        COMMISSION FILE NUMBER:  1-9208

                           NRG GENERATING (U.S.) INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                           59-2076187
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


1221 NICOLLET MALL, SUITE 610, MINNEAPOLIS, MINNESOTA  55403                  (612) 373-5300
    (Address of principal executive offices) (Zip Code)         (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
    NONE

Securities registered pursuant to Section 12(g) of the Act:
    COMMON STOCK, PAR VALUE $.01 PER SHARE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       / /     Yes       /x/     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     As of October 20, 1996, there were outstanding 6,475,062 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $18,399,000.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                    /x/     Yes       / /     No
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required for the following items are incorporated by reference to the 1996 Definitive Proxy Statement of NRG Generating (U.S.) Inc.:

     Item 10 -- Directors and Executive Officers of the Registrant
     Item 11 -- Executive Compensation
     Item 12 -- Security Ownership of Certain Beneficial Owners and Management
     Item 13 -- Certain Relationships and Related Transactions


                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   NUMBER
                                                                                                   ------

Part I
              Item 1.  Business....................................................................    3
              Item 2.  Properties..................................................................   21
              Item 3.  Legal Proceedings...........................................................   22
              Item 4.  Submission of Matters to a Vote of Security Holders.........................   24

Part II
              Item 5.  Market for the Registrant's Common Equity and Related
                       Stockholder Matters.........................................................   25
              Item 6.  Selected Financial Data.....................................................   26
              Item 7.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................................   27
              Item 8.  Financial Statements and Supplementary Data.................................   36
              Item 9.  Changes in and Disagreements with Accountants on Accounting.................
                       and Financial Disclosure....................................................   36

Part III
              Item 10. Directors and Executive Officers of the Registrant..........................   37
              Item 11. Executive Compensation......................................................   37
              Item 12. Security Ownership of Certain Beneficial Owners and Management..............   37
              Item 13. Certain Relationships and Related Transactions..............................   37

Part IV
              Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   38

                                       2

                                    PART I


ITEM 1.    BUSINESS.

A.    GENERAL DEVELOPMENT OF BUSINESS.

      A.  GENERAL
          -------

     On April 30, 1996, NRG Generating (U.S.) Inc. (referred to herein with its subsidiaries as "NRGG" or the "Company"), formerly O'Brien Environmental Energy, Inc. ("O'Brien"), emerged from bankruptcy. The plan of reorganization, approved on January 18, 1996 by the U.S. Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), awarded NRG Energy, Inc. ("NRG") the rights to acquire a 41.86% equity interest in O'Brien and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest.

     O'Brien filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court on September 28, 1994 to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. O'Brien was originally formed in Florida in 1981 and subsequently merged with a Delaware corporation in 1984. Prior to the merger, O'Brien was part of a group of several other companies which had served the power generation market since 1915. On July 1, 1991, O'Brien changed its name from O'Brien Energy Systems, Inc. to O'Brien Environmental Energy, Inc.
O'Brien was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

     The Company is mainly in the business of developing cogeneration, waste heat recovery and biogas projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In its role as a developer of energy projects the Company has developed the following projects, which it currently has an ownership interest in:

      (a)  The 52 megawatt Newark Boxboard Project (which is owned by
           NRG Generating (Newark) Cogeneration Inc., a wholly-owned subsidiary of the Company ("Newark")) began operations in November 1990;

      (b) The 122 megawatt E.I. du Pont Parlin Project (which is owned by NRG Generating (Parlin) Cogeneration Inc., a wholly-owned subsidiary of the Company ("Parlin")) began operations in June 1991;

      (c) The Company also participates in the area of standby/peak shaving projects which utilize the Company's power generation equipment as a backup source of electricity for large customers and has developed and operates a 22 megawatt project in Pennsylvania (which is owned 83% by the Company).

     Currently, the Company has a one-third interest in a 150 megawatt natural gas and oil fired cogeneration facility, which is in construction, with commercial operation scheduled for late 1997. The Company also has a number of prospective projects which it is currently evaluating or bidding on.

     The Company expanded its equipment sales, rentals and services business by acquiring O.B. Power Plant Limited, formerly Puma Power Plant Limited ("Puma"), a United Kingdom company, in 1988 and Mobile Power Rental Company (now operating under the name O'Brien Energy Services Company) in 1990.

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

     B.    SIGNIFICANT FACTORS

     The items discussed in this "Significant Factors" section have had a negative impact on the Company's cash flow, its ability to meet current obligations and its ability to finance operations and ongoing development activities, and should be carefully considered:

           (I)  LIQUIDITY; EMERGENCE FROM CHAPTER 11 BANKRUPTCY

           On April 30, 1996, the Company (formerly O'Brien Environmental Energy, Inc.) emerged from bankruptcy. The plan of reorganization (the "Plan"), approved on January 18, 1996 by the Bankruptcy Court, awarded NRG the rights to acquire a 41.86% equity interest in O'Brien and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest.

           O'Brien filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court on September 28, 1994 to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that O'Brien had to preserve its business relationships, to maintain the operational strength and assets, and to restructure its debt and utilize its assets consistent with the interests of all creditors and shareholders, rather than to liquidate in order to satisfy the demands of a particular group of creditors.

           Subsequent to September 28, 1994 and until April 30, 1996 when it emerged from bankruptcy, O'Brien operated as debtor-in-possession under the Bankruptcy Code. As such, O'Brien was authorized to operate its business, but not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the

      Bankruptcy Court. As a result of this action, pending litigation against O'Brien (but not its subsidiaries) was stayed and consolidated with the bankruptcy proceeding. O'Brien's securities were delisted from the American Stock Exchange and the Philadelphia Stock Exchange. O'Brien was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc. Company management will soon seek listing for the Company's Common Stock on the NASDAQ National Market System. There can be no assurance that such listing will be obtained or that a trading market will develop for any of the Company's securities even if they are listed on any of the foregoing exchanges or quotation systems. See "Market for Registrant's Common Equity and Related Stockholder Matters."

            (II) LOSSES

           The Company has incurred losses in the amounts of $17,713,000 and $40,919,000 for the fiscal years ended June 30, 1996, and June 30, 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            (III) CAPITAL REQUIREMENTS

           The Company's business is capital intensive. The long-term growth of the Company, which involves the development and acquisition of additional projects, will require the Company to seek substantial funds through various forms of financing. There can be no assurance that the Company will be able to arrange the financing needed for these additional projects. If the Company is unable to secure financing, its business could be materially adversely affected. See "Business -- Energy Segment" and "Projects in Development--Co-Investment Agreement."

            (IV) ENERGY PRICE FLUCTUATIONS AND FUEL SUPPLY

           The Company's power purchase agreements with utilities typically contain price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices may be fixed in some cases or may be linked to fluctuations in energy prices. The Company renegotiated its power purchase agreements with Jersey Central Power and Light ("JCP&L"), the primary electricity purchaser from its Newark and Parlin facilities, and on April 30, 1996 these renegotiated agreements went into effect. Under the new agreements JCP&L is responsible for all natural gas supply and delivery. See "Recent Developments--Amendment to the Newark and Parlin Power Purchase Agreements." Management believes that historical gross margins will remain similar to historical results, however, there can be no assurance that any of the foregoing will improve or maintain gross profit margins in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Costs and Expenses."

      C.  RECENT DEVELOPMENTS

      The following are certain of the Company's recent developments:

      Emerging from bankruptcy

           The Company emerged from bankruptcy on April 30, 1996 under a court approved plan of reorganization submitted by NRG. NRG acquired a 41.86% equity interest on the April 30, 1996 closing date. The Company was renamed to NRG Generating (U.S.) Inc. (see Note 1 of the Consolidated Financial Statements).

           NRG funded $107,418,000 on the closing date, NRGG received $99,918,000 of which $71,240,000 was advanced under the terms of the NRG-new loans ("NRG-New Loans"); $21,178,000 represented the purchase of new common stock of NRGG and $7,500,000 was designated as proceeds for the sale of 10 wholly-owned subsidiaries to NRG. In addition, NRG transferred $7,500,000 directly to the Company's stock transfer agent representing a cash distribution by NRG to the current common stockholders. See Note 1 of the Consolidated Financial Statements.

      New stock of NRGG

           On April 30, 1996, the outstanding Class A and Class B common shares of the Company were canceled and exchangeable for a new single issue of common stock of NRGG. NRGG authorized common stock consisting of 50,000,000 shares, par value $.01 per share. Additionally, the reorganized company authorized 20,000,000 shares of preferred stock, par value $.01, in series, as determined and authorized by the Board of Directors from time to time. The Board of Directors authorized the designation of 50,000 shares as a new Series A preferred stock, 13.5% cumulative, par value $.01. The total new common shares issued were 6,474,814 of which 2,710,357 (41.86%) are owned by NRG. Additionally, 49,574 shares of the Series A preferred stock were issued to satisfy certain prepetition liabilities consisting primarily of subordinated debentures owned by Wexford Management Corp. in accordance with the Plan and subsequently redeemed, with dividends, paid in May 1996. See Notes 15 and 24 of the Consolidated Financial Statements.

      Prepetition liability funding

           Generally, all undisputed prepetition liabilities approved by the Bankruptcy Court as allowed claims were fully funded (or cured/reinstated) and paid with post-petition interest on the closing date. Certain proofs of claims, filed with the Bankruptcy Court, however, remain in dispute. An escrow fund was established to fully reserve for these disputed claims. Any remaining funds resulting from the Bankruptcy Court disallowing any of these disputed claims will be disbursed pro rata to all allowed non-reinstated creditor claimholders as additional post-petition interest.

           Additionally, prepetition liabilities of approximately $4,957,000 consisting primarily of subordinated debentures owned by Wexford Management Corp. were satisfied by the issuance of shares of Series A preferred stock in the reorganized company. These shares were subsequently redeemed in May 1996.

      Sale of Subsidiaries to NRG

           Under the terms of the Plan, NRG purchased the stock of 10 wholly-owned subsidiaries from the Company for $7,500,000 on April 30, 1996. The companies sold (collectively "the Subsidiaries") were O'Brien Biogas I (SKB), O'Brien Biogas Inc. VI, O'Brien Biogas (Mazzaro) Inc., O'Brien Biogas (Corona) Inc., O'Brien Biogas Inc. IV, O'Brien Biogas (Hackensack) Inc., O'Brien Biogas Inc. III (Atochem), O'Brien Biogas VII, O'Brien Cogen Inc. II (Artesia) and O'Brien Standby Power Energy, Inc.

           The Subsidiaries sold included all of the Company's landfill gas projects (operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project available for service on December 31, 1995.

      Debtor-in-Possession financing

           On August 30, 1995, the Company and NRG, with the approval of the Bankruptcy Court, entered into a Chapter 11 financing agreement ("DIP financing") which provided for a $3,000,000 commitment with interest at 2% over prime. The loan commitment was increased on February 22, 1996 by an additional $500,000. The Company made periodic drawdowns totaling $3,450,000 through the April 30, 1996 closing date. The agreement required monthly interest-only payments. The principal balance was repaid to NRG in May 1996.

      Amendment to Newark and Parlin Power Purchase Agreements

           The Company renegotiated the Power Purchase Agreements ("PPAs") during 1996. The primary commercial difference is that under the amended PPAs, the projects' principal customer supplies and pays for the cost of fuel. Until May 1, 1996, Newark and Parlin incurred the cost of fuel as well as the risk of fluctuating fuel prices. Energy revenues as well as costs are anticipated to decrease under the new contracts. Thus, it is believed that operating gross profit margins will remain similar to historical results. However, margin fluctuations attributable to periodic swings in fuel costs will be eliminated. Additionally, Parlin relinquished its claim to qualifying facility status and filed rates as a public utility under the Federal Power Act. However, Parlin has been determined to be an exempt wholesale generator. Additionally, the Parlin project has changed from a full base load operation to a partial dispatchable project and the operating requirements relating to qualifying facility ("QF") status have been eliminated.

      New project financing

           On May 17, 1996, the Newark and Parlin project entities entered into a Credit Agreement (the "New Credit Agreement") with a new lender. The New Credit Agreement established provisions for a $155,000,000, fifteen year amortizing loan, a $77,500,000 interest rate swap agreement and a $5,000,000 debt service reserve line of credit facility. On July 11, 1996, the New Credit Agreement became a joint and several liability of both the Newark and Parlin project entities.

           On May 23, 1996, Newark borrowed $60,000,000 in the form of a six-month term loan under the terms of the New Credit Agreement. Also effective May 23, 1996, NRG guaranteed payment of pre-existing liabilities of Newark and Parlin up to $5,000,000 which will be reduced as certain defined milestones are reached and will be eliminated no later than May 23, 2001. The proceeds have been used, among other things, to repay the Newark nonrecourse project financing and the DIP financing, redeem the outstanding Series A preferred stock of the Company, and to reduce the NRG-New Loans.

           On June 28, 1996, NRG advanced approximately $53,388,000 to pay off the Parlin nonrecourse financing which included a $3,100,000 cost to terminate the interest rate swap agreement. On July 11, 1996, an additional $95,000,000 was borrowed pursuant to the New Credit Agreement and combined with Newark's six month term loan which was converted into a $155,000,000, fifteen year amortizing term loan under the terms of the New Credit Agreement. Proceeds of this borrowing were used to repay $53,388,000 to NRG and certain other obligations of the Company as well as to fund certain required reserve accounts under the terms of the New Credit Agreement. Also effective July 11, 1996, the Company guaranteed repayment of up to $25,000,000 of the term loan and that payment of all income and franchise taxes of Parlin and Newark would be paid when due. Collateral for the term loan includes a perfected first security interest on all assets of Newark and Parlin and a pledge of all capital stock of both Newark and Parlin.

      NRG - New Loans

           In accordance with the Plan, NRG and the Company executed the NRG-New Loans on April 30, 1996 with commitments of $45,000,000, $24,000,000 and $15,855,000 at annual interest rates of 9.5%, 9.5% and
      9%, respectively. On April 30, 1996, the NRG funding included $71,240,000 drawn under these NRG - New Loans. There remains $13,615,000 available to the Company under one of the NRG - New Loans which obligates NRG to fund, if needed, a court established reserve to adequately cover the anticipated administrative, priority and tax claims that are contingent, unliquidated or unmatured or for allowed claim amounts which were undetermined on the April 30, 1996 closing date. See Note 13 of the Consolidated Financial Statements.

      O'Brien Schuylkill Note and Stock Option Agreement

           In March 1996, NRG and O'Brien (Schuylkill) Cogeneration Inc.("OSC"), a wholly-owned subsidiary of the Company, entered into a $10,000,000 loan agreement ("the Note") to provide a means of funding an OSC capital contribution obligation to the Grays Ferry Partnership (see
      Note 8 of the Consolidated Financial Statements). No amounts have yet been borrowed under the Note.

           In connection with NRG's assistance with the Gray's Ferry project, its financing and the Note, the Company granted NRG the right, approved by the Bankruptcy Court in March 1996, to convert a portion of borrowings under the note to common stock of the Company. The option agreement provides that NRG can convert $3,000,000 of borrowings under the Note for common stock of the reorganized Company which would equal, on a fully diluted basis, 5.76% of the shares of common stock (396,301 new common shares) of the Company as of the NRG Plan effective date, April 30, 1996.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     During the fiscal year ended June 30, 1996, the Company operated principally in two industry segments: (i) energy -- the development and ownership of cogeneration and waste heat recovery projects, the development, ownership and operation of standby/peak shaving projects and biogas projects through wholly-owned subsidiaries and limited partnerships; and (ii) equipment sales, rentals and service - the selling and renting of power generating, cogenerating and standby/peak shaving equipment and services. Fees recognized in connection with the development and construction of cogeneration projects formed as limited partnerships are related to energy projects.

     See Note 25 of the Consolidated Financial Statements of the Company for financial information with respect to industry segments.

C. NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company develops, owns and operates cogeneration, waste heat recovery and biogas projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. Cogeneration involves the sequential production of two or more forms of usable energy (i.e. electricity and thermal energy) using a single fuel source, thereby substantially increasing fuel efficiency. A waste heat recovery project utilizes heat resulting from industrial processes as the energy source for the simultaneous production of steam and electricity in a manner similar to cogeneration. Biogas projects such as the Company's landfill and sewage digested gas projects collect otherwise wasted and unproductive methane gas and convert it into usable energy. These projects offer an industrial user potential cost savings and, where electricity is sold to the user, increased reliability and added security against power failures. The Company has subsequently exited the landfill gas business by selling its operating and development subsidiaries to NRG. See Note 21 of the Consolidated Financial Statements.

     As a project developer, the Company serves as a single source responsible for the evaluation, design, installation and operation of a project. The Company also assumes the responsibility for evaluating project alternatives; obtaining financing, insurance, all necessary licenses, permits and certifications; conducting contract negotiations with local utilities and arranging turnkey construction. In connection with obtaining financing, the Company may negotiate for credit support facilities with equipment suppliers, large turnkey construction firms and financial institutions. Potential project structures include sole ownership, general partnerships, limited partnerships, sale leaseback arrangements and other forms of joint venture or debt arrangements. To date, other than the limited partnership substantially owned by a subsidiary of Chrysler Capital Corporation, the Company's projects in operation have been structured as wholly-owned subsidiaries. On April 30, 1996 the Company's interest in the limited partnership was sold to NRG Energy, Inc. See Note 21 of the Consolidated Financial Statements.

     The Company sells the electricity produced by its projects pursuant to long-term contracts either on a "wholesale basis" to local public utilities or on a "retail basis" to specific industrial and commercial users. Presently, most of the electricity produced by the Company's projects in operation is sold on a wholesale basis. The mix of future energy sales may differ based upon future economic conditions and other circumstances.

     A portion of the Company's business relates to design and assembly of power generation systems for sale and rental, electrical control and distribution subsystems, and high temperature heat transfer equipment and subsystems.

     The Company also participates in the area of standby/peak shaving projects which utilize the Company's power generation equipment as a back-up source of electricity for large customers. These projects are intended to fill a need between large electrical users and the requirements of local utilities. The availability of an alternative energy source allows these customers to benefit from significantly discounted interruptible energy tariffs. The standby/peak shaving generators typically will be required to provide a limited amount of electricity during peak periods.

     At present, the Company has three projects in operation totaling approximately 192 net equity megawatts of electric generating capacity including two wholly-owned projects developed by the Company totaling approximately 174 megawatts.

INDEPENDENT POWER MARKET

     The independent power market (the market for power generated by companies other than traditional utilities) has evolved and is expected by the Company to continue to expand as a result of the growing need for new and replacement power capacity by electric utilities and industrial customers. Historically, regulated utilities in the United States have been the only producers of electric power intended primarily for sale to third parties. The increase in oil prices during the late 1970s and the increasing cost of constructing and financing large coal-fired or nuclear generating facilities along with the enactment of the Public Utilities Regulatory Policies Act of 1978 ("PURPA"), created a favorable regulatory environment and favorable market conditions for the development of energy projects by companies other than electric utilities. The basic policy judgment behind the encouragement of the development of biogas and cogeneration facilities is that the United States' dependence on oil and natural gas resources should be reduced and that the very high incremental costs of large centralized power production facilities should be avoided. However, economic considerations remain the central issue affecting a decision to install a cogeneration project.

     PURPA provides significant incentives to developers of qualifying facilities. It designates certain small power production (those utilizing renewable fuels and having a capacity of less than 80 megawatts) and certain cogeneration facilities as qualifying facilities exempt from many of the regulatory requirements applicable to electric utilities and eligible for various benefits under federal law. In accordance with PURPA, the Company's projects with one exception are exempt, and its proposed projects are intended to be exempt, from rate, financial and similar regulation as a utility as long as they meet the requirements of a qualifying facility. These projects also benefit from regulations that require public utilities to purchase power generated by qualifying projects at the utilities' "avoided cost" (determined in accordance with a formula which varies from state to state but which is generally calculated based upon what the cost to the utility would be to generate the power itself or to purchase it from another source). Power purchase contracts generally must be approved by state public utility commissions. Since the Company benefits from PURPA, the Company's business could be adversely affected by a significant change in PURPA and could otherwise be materially impacted by decisions of federal, state and local legislative, judicial and regulatory bodies. See "Business -- Regulation."

     Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market for the ownership and operation of cogeneration and biogas projects. Many of these companies have substantially greater resources than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins on any future projects.

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

     Standby/Peak Shaving. Standby/peak shaving projects utilize the Company's power generation equipment as a back-up source of electricity for large electrical demand customers. The availability of an alternative energy source allows these customers to benefit from significantly discounted interruptible energy tariffs. The standby/peak shaving generators typically will be required to provide a specified amount of electricity during peak periods.

     Waste Heat Recovery. A waste heat recovery project utilizes heat resulting from industrial processes as the energy source for the simultaneous production of steam and electricity in a manner similar to cogeneration. These projects are suited to steel, glass, paper, cement and other industries which generate high quantities of intermittent waste heat from their industrial processes. The Company has not realized any benefits associated with this technology (see Notes 1 and 18 of the Consolidated Financial Statements).

     Biogas. Biogas projects use a renewable non-fossil fuel as their fuel source. The Company's biogas projects retrieve otherwise unproductive and environmentally harmful methane gas generated by landfills or sewage digester processes and convert it into usable energy. Landfill gas production will generally continue as long as suitable anaerobic (oxygen-deficient) conditions exist or until the organic components of the refuse placed at the site are entirely decomposed. This process may continue for approximately 20 years after the closing of a landfill site. Sewage digester gas is produced continuously during the sewage treatment process. The key elements of biogas projects are permit applications, contracts for gas rights, sales of gas and electricity, and thermal energy if appropriate, and project financing and construction. The Company has subsequently exited the landfill gas projects by selling its operating and development subsidiaries to NRG. See Note 21 of the Consolidated Financial Statements.

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

ENERGY SEGMENT

     Projects in Operation. Set forth below are descriptions of the Company's three projects currently in operation as of June 30, 1996. Each of these projects is currently producing revenues through the sale of energy under long-term contracts. In connection with the obtaining of financing for its three cogeneration projects in operation, the Company has obtained business interruption insurance and performance guarantees by the operators of its cogeneration projects. These arrangements are negotiated and secured prior to commencement of operations of a project. Taken as a whole, these arrangements reduce the risks associated with any past and future equipment problems or unscheduled plant shutdowns. For example, in the event of an unscheduled breakdown, the Company is entitled, pursuant to its business interruption policy, to the net profit which it is prevented from earning from the particular project, including all charges and expenses which continue during the period of interruption, less the applicable deductible amounts. There can be no assurance that such insurance or guarantees will sufficiently mitigate the risk of unforeseen contingencies.



 NAME AND LOCATION        RATED        APPROXIMATE       DATE OF            POWER                             COMPANY'S
     OF PROJECT        CAPACITY (1)    CAPITAL COST     OPERATION         PURCHASER             LENDER         INTEREST
--------------------  --------------  --------------  -------------  --------------------  ----------------  ------------
                      (IN MEGAWATTS)  (IN THOUSANDS)
COGENERATION
E.I. du Pont                   122.0        $103,350    June 1991    Jersey Central        Credit Suisse(3)          100%
Parlin (NJ)                                                          Power & Light
                                                                     Company

Newark Boxboard                 52.0          51,000  November 1990  Jersey Central        Credit Suisse(3)          100%
(NJ)                                                                 Power & Light
                                                                     Company

STANDBY/PEAK
SHAVING
Philadelphia Water              22.0          11,000    May,1993     Philadelphia                (2)                  83%
Department (PA)                                                      Municipal
                                                                     Authority
                               -----        --------
                               196.0        $165,350
                               =====        ========

--------------------------------
(1) See discussion of each particular project which follows for current contract production, which may be less than the stated rated capacity.
(2) This project is financed by various lenders through equipment credit facilities.
(3) See Note 31 of the Consolidated Financial Statements.


     COGENERATION

     E.I. du Pont -- Parlin. This 122 megawatt project, which commenced operation in June 1991, is 100%-owned by Parlin, a wholly-owned subsidiary of the Company. This project is designed to operate continuously and to provide up to 120,000 lbs./hr. of steam to a photochemical manufacturing plant in Parlin, New Jersey owned by E.I. du Pont de Nemours and Company ("E.I. du Pont"), under an agreement extending into the year 2021, and 92 megawatts of electricity to JCP&L, under an agreement with an initial term extending into the year 2011. In addition, Parlin sells up to 9 megawatts of electricity to NRG Parlin, Inc. ("NPI"), a wholly-owned subsidiary of NRG. NPI resells this power at retail to E. I. DuPont under an agreement extending into the year 2021. Finally, Parlin sells additional electricity to JCP&L on an "as requested" basis under the contract's dispatch agreement. See Note 31 of the Company's Consolidated Financial Statements for a discussion of this project's refinancing.

     For the fiscal year ended June 30, 1996, this project accounted for approximately $34,867,000 in gross revenues, representing approximately 36% of the Company's consolidated gross revenues.

     Natural gas is provided by JCP&L as a part of its power purchase agreement obligations effective May 1, 1996. Previously, the Company had the risk of fluctuating natural gas prices. The project is operated and maintained under agreement with a subsidiary of Stewart & Stevenson, Inc., who is responsible for the care, custody and control of the facility. The Company and the Stewart & Stevenson subsidiary renegotiated and executed an Operation and Maintenance Agreement, which became effective May 1, 1996 and has a term lasting through May 1, 2002.

     Newark Boxboard. This 52 megawatt project, which commenced operation in November 1990, is 100%-owned by Newark, a wholly-owned subsidiary of the Company. This project is designed to operate continuously and to provide up to 75,000 lbs./hr. of steam to a recycled paper boxboard manufacturing plant owned by Newark Boxboard Company, a subsidiary of the Newark Group Industries, Inc., and 52 megawatts of electricity to JCP&L, each under agreements extending into the year 2015. See Note 31 of the Company's Consolidated Financial Statements for a discussion of this project's refinancing.

     For the fiscal year ended June 30, 1996, this project accounted for approximately $26,820,000 in gross revenues, representing approximately 36% of the Company's consolidated gross revenues.

     Natural gas is provided by JCP&L as a part of its power purchase agreement obligation. The project is operated and maintained under agreement with a subsidiary of Stewart & Stevenson who is responsible for the care, custody and control of the project. The Company and the Stewart & Stevenson subsidiary renegotiated and executed an Operation and Maintenance Agreement, which became effective on May 1, 1996. The term of the new Operation and Maintenance Agreement goes through May 1, 2002.

     California Milk Producers. This 32 megawatt project, which commenced operation in February 1990, was developed and structured by the Company as a limited partnership in which a subsidiary of the Company was the general partner owning 3%. A wholly-owned subsidiary of Chrysler is the limited partner of the partnership and has an interest in partnership distributions of 97%. On April 30, 1996, the Company's interest in this project was sold to NRG Energy, Inc.

     STANDBY/PEAK SHAVING

     Philadelphia Water Department. This 22 megawatt project commenced operations in May 1993. Pursuant to a 20-year energy service agreement, the Philadelphia Municipal Authority (the "Authority") has the right to be supplied with 20 megawatts of electricity from the project at any time on one hour's notice. In addition, the project is required to use excess digester gas collected at the Authority's northeast and southwest Philadelphia plants to generate up to an approximate 2 megawatts of electricity which is delivered to the Authority pursuant to a 10-year power generation agreement. In October 1998, the Authority's rate structure with its electrical utility is due to be renegotiated. These negotiations could adversely impact the project.

     On August 5, 1994, the Company repurchased an 83% interest in this project from an unrelated private investor for $5,000,000, subject to certain rights of the investor. The remaining 17% interest of the project is owned by the unrelated private investor. See Note 30 of the Consolidated Financial Statements.

     BIOGAS

     On April 30, 1996, the Company sold its landfill gas projects to NRG, which included the following:

     Mazzaro. This landfill methane gas project produces approximately 1.8 megawatts of electricity which the Company sold to Duquesne Light Company under a 20-year contract expiring in 2009.

     SmithKline Beecham. The Company used landfill methane gas to fuel a cogeneration plant which provided up to 1.5 megawatts of electricity and 3,600 lbs./hr. of steam for sale to SmithKline Beecham Corporation under an agreement which expires in 2004.

     Corona. The Company used landfill methane gas to fuel two generators which currently provide approximately 1.2 megawatts of electricity to the Southern California Edison under a 20-year contract. An additional generator fueled with natural gas produces approximately 2.0 megawatts during summer months to take advantage of special peak demand rates.

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

     Schuylkill/Grays Ferry (cogeneration). The Company has executed a partnership agreement with an affiliate of PECO Energy Company and an affiliate of Trigen Energy Corporation to jointly develop and own this 150 megawatt project. The partnership has executed a 25-year agreement with the Trigen-Philadelphia Thermal Energy Corporation for the sale of steam and a 20-year agreement for the sale of electric output with PECO Energy Company. The project is under construction. See Note 8 of the Consolidated Financial Statements. The Company has implemented a plan for managing the abovementioned project development risk on the Grays Ferry project.

     Other potential projects. The Company has identified and is considering potential opportunities to develop additional projects as well as to acquire projects in operation or under development and owned by third parties. If these projects are not completed the Company may neither generate revenue from the projects nor be able to recover its investment in the projects.

     On April 30, 1996, the Company and NRG executed a Co-Investment Agreement whereby NRG is obligated to provide power generation investment opportunities to the Company. The three-year Agreement covers all projects being developed or acquired by NRG in the geographic United States. These projects must have in aggregate over the three-year term, an equity value of at least $60,000,000 or a minimum of 150 net megawatts. In addition, NRG has committed to finance the Company's investment in the projects to the extent funds are unavailable to the Company on comparable terms from other sources.

SALE OF PROJECTS IN OPERATION

     In April 1996, the Company sold ten of its wholly-owned subsidiaries, including those having ownership in its operating landfill gas and California Milk Producers (Artesia) projects, to NRG for an aggregate of $7,500,000. See
Note 21 of the Consolidated Financial Statements.

EQUIPMENT SALES, RENTALS AND SERVICES SEGMENT

     In addition to the energy business, the Company sells and rents power generation and cogeneration equipment. A significant portion of the Company's equipment rental business is attributable to the operations of its subsidiary, O'Brien Energy Services Company ("OES"). The Company provides related services, including the design, assembly, repair and maintenance of permanent or standby power generation equipment. In addition, the Company sells equipment manufactured by others to turnkey contractors in connection with the construction of the Company's projects. The Company also sells equipment purchased by it for projects unrelated to those being developed by the Company. From time to time, it purchases equipment for reconditioning and sale. In its rental business the Company serves the construction, industrial, military, transportation, mining, utility and entertainment markets. On a national level the Company competes principally with one other company; in addition, there are numerous local competitors in each of the geographic areas in which the Company operates. The Company competes on the basis of experience, service, price and depth of its rental fleet.

     Puma Manufacturing, a wholly-owned United Kingdom subsidiary, designs and assembles diesel and gas fueled power generation systems ranging in size from 5 kilowatts to 5 megawatts. These products are engineered and sold for use in prime power base load applications as well as for standby or main failure emergency situations.
Major markets for these products include commercial buildings, governmental institutions such as schools, hospitals and public facilities, industrial manufacturing or production plants, shipyards, the entertainment industry and offshore drilling operations. The Company exports many of its products primarily through established distributors and dealers in local areas for delivery to markets such as the Far East, including Hong Kong and mainland China, together with the Middle East and South America.

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

     The enactment in 1978 of PURPA and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts) and cogeneration facilities (collectively referred to as "Qualifying Facilities"). Electric utilities are required to purchase power from such facilities at rates based on the incremental cost of electrical energy (so called "avoided cost"). Under regulations adopted by the FERC and upheld by the United States Supreme Court, such rates are based upon "the incremental cost to an electric utility of electrical energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Historically, and as it effects the Company's sales of power from QFs, avoided cost is generally a function of the purchasing utility's otherwise applicable cost of fuel required to generate electricity and its cost of capital required to construct a power plant to supply such capacity.

     With the exception of the Parlin Project and parts of the Philadelphia Water Department's standby/peak shaving project, all of the Company's existing electric generating facilities are qualifying small power production facilities or qualifying cogeneration facilities, as these terms are defined in PURPA. Pursuant to authority granted to FERC under PURPA, FERC has promulgated regulations which at present exempt most of these facilities from the Federal Power

Act, the Public Utility Holding Company Act of 1935 and, except under certain circumstances, state laws on electric utility regulation.

     In order to qualify for the benefits provided by PURPA, the Company's QF's must meet certain size, efficiency, fuel and ownership requirements. For its major cogeneration projects, the Company's practice has been to obtain an order from FERC confirming the qualification of its facilities. However, the standards for qualification and the regulations described above are subject to amendment. If the regulations were to be amended, the Company cannot predict the effect of any such amendment on the extent of regulation to which the Company may thereby become subject. The Company is not currently aware of any proposed amendments to PURPA or regulations promulgated by FERC thereunder to materially alter the standards for qualification.

     In the event that one of the Company's cogeneration facilities failed to meet the requirements of being a "Qualifying Facility" after relying on that status, the Company would be materially adversely impacted.

     The Company renegotiated the power purchase agreements for the Parlin Project during 1996. As permitted under the terms of its renegotiated agreements, Parlin filed rates with the Federal Energy Regulatory Commission ("FERC") as a public utility under the Federal Power Act. Previously, the Parlin Project had been certified as a QF by FERC. However, the effect of the rate filing by Parlin was to relinquish its claim to QF status. FERC has approved the rates filed by Parlin effective April 30, 1996, and given certain other approvals to Parlin in conjunction with the O'Brien Reorganization.
Among other things, Parlin has received a determination from FERC that it is an exempt wholesale generator ("EWG"). It is thus exempt from all provisions of the Public Utility Holding Company Act of 1935 ("PUHCA"), and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA.

     The Company is also subject to the Powerplant and Industrial Fuel Use Act of 1978 ("FUA"), which generally limits the ability of power producers to burn natural gas in new baseload generation facilities unless such facilities also have the capability to use coal or any other alternate fuel as a primary energy source. All of the Company's existing projects have either received permanent exemption from the FUA or otherwise complied with its provisions.

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

     All projects in operation and under development are believed to be operating in substantial compliance with or designed to meet currently applicable environmental requirements. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to expend significant capital expenditures. In June 1996, the Company submitted a report and met with representatives of the New Jersey Department of Environmental Protection to report numerous minor permit infractions of air emission limits for its Newark and Parlin facilities. The cumulative effect of the permit infractions on a "pounds per hour" basis is small and the Company has taken measures to comply with the air permits. The Company considers the issue resolved and no further actions are required.

EMPLOYEES

     As of June 30, 1996, the Company had approximately 150 full-time employees.

COMPETITION

     Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the cogeneration market. Many of these organizations have substantially greater resources than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and the movement towards deregulation of electricity energy market. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins. Even though many of its potential competitors have substantially greater resources than the Company, the Company believes that its experience, particularly if combined with a strategic alliance with a third party with regard to larger projects, will enable it to compete effectively.

SIGNIFICANT CUSTOMERS

     The Company derived 62%, 65% and 53% of its revenues in fiscal 1996, 1995 and 1994, respectively, from JCP&L as a result of the operation of the Newark and Parlin facilities.

PATENTS

     The Company owns patents and trademarks, through American Hydrotherm, relating to its waste heat storage technology.

BACKLOG

     At June 30, 1996, the Company's total production backlog was $7,149,000.

D. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.



                            1996            1995           1994
                            ----            ----           ----
                                     (In thousands)

Revenues:
United States             $ 82,917        $ 89,332       $ 93,090
United Kingdom              13,630          12,915         13,499
                          --------        --------       --------
                          $ 96,547        $102,247       $106,589
                          ========        ========       ========

Net Income (Loss):
United States             $(17,591)       $(40,905)      $(14,570)
United Kingdom                (122)            (14)        (1,931)
                          --------        --------       --------
                          $(17,713)       $(40,919)      $(16,501)
                          ========        ========       ========

Identifiable Assets:
United States             $169,657        $179,793       $230,343
United Kingdom               8,505           9,955          7,473
                          --------        --------       --------
                          $178,162        $189,748       $237,816
                          ========        ========       ========

     The revenues and operations of the Company's foreign operations in the United Kingdom disclosed above are attributable solely to the equipment sales and services segment of the Company's business. The revenues from such operations accounted for in excess of 50% of that particular segment's revenue in 1996.

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


ITEM 2. PROPERTIES.

     The Company's corporate headquarters are located in Minneapolis, Minnesota. The Company leases office and warehouse space until October 31, 1996 and April 30, 1997, respectively, from Christiana River Holdings, Ltd., an entity owned by Frank L. O'Brien III, the former CEO of O'Brien. Rental expense for fiscal 1996 was approximately $150,000. The Company also leased office space until May 1996, from Pennsport Partnership, a Pennsylvania partnership in which Frank L. O'Brien III has a 50% ownership interest. Rental expense for fiscal 1996 was approximately $152,000.

     In September 1993, Puma purchased its executive offices and its principal manufacturing facility located in Ash, Canterbury, Kent, United Kingdom from III Enterprises, Limited, an entity owned by Frank L. O'Brien III, for approximately $800,000. See Note 24 of the Consolidated Financial Statements.

     The executive and engineering offices of American Hydrotherm are located in New York City. American Hydrotherm leases this 8,000 square foot facility under the terms of a ten-year lease executed in 1990. Burr Controls, Inc. leases approximately 14,000 square feet for its assembly and manufacturing operations on Long Island, New York.

     The headquarters of OES are located on approximately 4 acres in Wilmington, Delaware. The premises are owned, subject to a mortgage, in fee simple and include an approximately 55,000 square foot building. In addition, OES owns, subject to a mortgage, office and warehouse space in Houston, Texas, on approximately two acres of land. OES leases space for similar purposes in each of Bakersfield and Benecia, California. The office and warehouse space in Texas and in the California locations range from approximately 5,000 to 10,000 square feet.

     The Company leases, typically for a nominal fee, property on the site of its proposed cogeneration facilities from the commercial user of thermal energy. The term of the lease equals or exceeds that of each respective thermal supply agreement. The Company believes that the leased premises are suitable and adequate for the Company's projects.

ITEM 3. LEGAL PROCEEDINGS.

     The Company or a subsidiary is party to the following material legal proceedings:



1. Calpine Corporation v. NRG Generating (Parlin) Cogeneration Inc., Superior Court of Essex County, New Jersey, Civil Action File No. ESX-L-6905-96, filed June 19, 1996.

     This is a dispute over the purchase of certain accounts receivables allegedly owed by the Company.

2. Stevens, et al. v. O'Brien Environmental Energy, Inc., et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 94-cv-4577, filed July 27, 1994.

     This action was filed by certain purchasers of the Class A Common Stock of the Company's predecessor during the class period who allege various violations of the Federal securities laws. The Plaintiffs claim that certain material misrepresentations and nondisclosures concerning the Company's financial conditions and prospects allegedly caused the price of the Common Stock to be artificially inflated during the class period.

3. Blackman and Frantz v. O'Brien, United States District Court, Eastern District of Pennsylvania, Civil Action No. 94-cv-5686, filed October 25, 1995.

     This action was filed by purchasers of O'Brien debentures during the class period. The Plaintiffs object to treatment of the class under the Bankruptcy Plan. This matter has been consolidated with the Stevens class action case described in paragraph number 2 above.

4.   GEC Alsthom, International, Inc. v. O'Brien Energy Services Co., Stewart
     & Stevenson Operations, Inc., and ABC Company (fictitious), Superior Court of Essex County, New Jersey, Civil Action File No. L-7389-95, filed June 16, 1995.

     This action arises out of the purchase of materials and services from a vendor to make repairs in connection with a fire which occurred at the Company's Newark turbine generator facility on December 25, 1992. The Plaintiff claims that the Company has failed to meet monetary obligations aggregating approximately $155,000 under the alleged agreement, and the Company has filed counter-claims alleging that the Plaintiff failed to properly install certain equipment which led to failures at the turbine generator facility.

5. In re: O'Brien Environmental Energy, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994.

     The Bankruptcy Court has entered an order awarding final fees and expenses (some of which already have been paid) to the claimant entities as listed below:

     1.  Moses & Singer ($1,865,979)
     2.  Bruce Stephens (hearing rescheduled to October 31, 1996)
     3.  Glass & Associates ($929,350)
     4. Sills, Cummis, Zuckerman, Radin, Tischman, Epstein & Gross, P.C. ($4,391,321)
     5.  Coopers & Lybrand ($0)
     6.  Smart & Associates LLP ($335,113)
     7.  Ravin, Sarasohn, Cook, Baumgarten, Fisch & Rosen ($34,223)
     8.  Peterson Consulting Limited ($184,681)
     9.  Rothschild, Inc. ($770,013)
     10. Marcus, Montgomery Wolfson P.C. ($1,920,122)
     11. Gruntal & Co., Inc. ($724,865)
     12. Ravin Greenberg & Marks, P.A. ($20,952)
     13. Goldman, Jacobson, Kramer, Fradkin & Starr ($30,782)
     14. Kleinberg, Kaplan, Wolff Starr & Cohen, P.C. ($18,410)
     15. Richards, Spears, Kibbe & Orbe ($0)
     16. Whitman, Hefferman, Rhein & Co., Inc. ($0)
     17. Arthur Andersen LLP ($1,057,655)

     18. Reed Wills ($75,000)
     19. Wexford Co. ($200,000)

           Calpine Corporation, Manus Corporation and Robert Schinn have filed claims against the Company in relation to its Chapter 11 bankruptcy case. Calpine Corporation, an unsuccessful bidder for the acquisition of O'Brien, has filed an application for allowance of an administrative claim for approximately $4,500,000 in break-up fees and expenses in the bankruptcy case. Manus Corporation has filed a claim seeking relief from an order of the bankruptcy court that bars its prepetition claims of approximately $125,000 against the Company. Robert Shinn has filed an application for allowance of an administrative claim in the amount of $100,000 relating to a consulting contact.

      See Note 28 to the Company's Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Plan was approved by the holders of the Company's former common stock pursuant to ballots cast in the bankruptcy case during the solicitation period from November 21 to December 22, 1995. See Item 1, "Business -- General Development of Business -- Significant Factors -- Liquidity; Emergence from Chapter 11 Bankruptcy."

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On April 30, 1996 the Company emerged from bankruptcy and the then-outstanding common stock of its predecessor, O'Brien, was canceled and replaced by a new issue of common shares of the Company. From April 30, 1996, through June 30, 1996, the Company's Common Stock was not listed on an exchange or on the Nasdaq Stock Market, and there was not an established public trading market for the Common Stock. According to the NASDAQ News Service, the range of high and low selling prices during such period was $1.875 to $2.50. Such prices may have reflected inter-dealer prices, without retail mark-ups, mark downs or commissions, and may not necessarily represent actual transactions.

     As of October 21, 1996, the Company had approximately 600 holders of record of its Common Stock, not including beneficial owners whose shares are held by banks, brokers and nominees.

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

     The Company's principal operating subsidiaries are parties to a Credit Agreement which prohibits the payment of dividends by such subsidiaries to the Company, provided that such dividend payments may be made out of funds available after the payment of various costs and expenses set forth in the Credit Agreement (including without limitation operating costs, various debt service payments and the funding of various accounts required to be maintained pursuant to the Credit Agreement) if certain conditions set forth in the Credit Agreement are satisfied, including without limitation the maintenance of a debt service coverage ratio set forth in the Credit Agreement, the absence of any default or event of default under the Credit Agreement, and the satisfaction of certain conditions relating to the composition of the Board of Directors of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     The consolidated selected financial data as of and for each of the five years in the period ended June 30, 1996 have been derived from the audited financial statements of the Company. This data should be read in conjunction with, and is qualified in its entirety by reference to, the related financial statements and notes included elsewhere in this Report.



                                                                              Year Ended June 30
                                                         ------------------------------------------------------------
                                                            1996          1995          1994       1993       1992
                                                         -----------  -------------  ----------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Energy................................................    $ 66,623   $  74,455      $  62,647   $ 65,136   $ 71,638
 Equipment sales and services..........................      25,344      19,639         24,304     18,955     21,854
 Rental................................................       1,895       2,362          5,372      3,636      3,191
 Related parties.......................................          --          --             --        515        378
 Development fees and other............................       2,685       5,791         14,266      9,450      3,054
                                                           --------   ---------      ---------   --------   --------
  Total................................................      96,547     102,247        106,589     97,692    100,115
Cost of revenues.......................................      71,753      72,164         84,174     71,750     66,996
Gross profit...........................................      24,794      30,083         22,415     25,942     33,119
Provision for loss on equipment held for sale..........          --      21,640          6,250         --         --
Selling, general and administrative expenses...........      12,792      20,320         19,680     21,872     13,133
                                                           --------   ---------      ---------   --------   --------
Income (loss) from operations                                12,002     (11,877)        (3,515)     4,070     19,986
Involuntary conversion gain............................          --          --          6,066         --         --
Interest and other income..............................         569       2,587            874        993      1,204
Interest and debt expense..............................     (18,646)    (20,583)       (18,013)   (15,696)   (17,340)
Reorganized expense....................................     (12,101)     (8,366)            --         --         --
                                                           --------   ---------      ---------   --------   --------
  Income (loss) before income taxes and
  cumulative effect of a change in accounting principle     (18,176)    (38,239)       (14,588)    10,633      3,850
Provision for (benefit from) income taxes..............        (463)      2,680          1,913      3,078      2,438
                                                           --------   ---------      ---------   --------   --------
  Net income (loss)....................................    $(17,713)  $ (40,919)     $ (16,501)  $(13,711)  $  1,412
                                                           ========   =========      =========   ========   ========
Net income (loss) per share(1)                             $  (4.24)  $  (11.02)     $   (4.45)  $  (3.70)  $    .43
                                                           ========   =========      =========   ========   ========
Weighted average shares outstanding....................       4,182       3,712          3,712      3,701      3,280

                                                             1996        1995          1994        1993       1992
                                                           ---------  ---------      ---------   --------   --------
BALANCE SHEET DATA:
Working capital (deficiency)...........................    $ (6,211)  $(184,589)(2)  $(125,683)  $(11,119)  $    816
Property, plant and equipment, net.....................     134,694     151,130        176,514    194,217    195,677
Total assets...........................................     178,162     189,748        237,816    262,529    259,054
Recourse long-term debt, net...........................      66,789       3,405          7,073     28,012     20,003
Convertible senior subordinated debentures.............          --          --             --     49,174     49,174
Nonrecourse project financing, net.....................          --          --         60,310     97,140    107,898
Stockholders' equity (deficit)                              (37,573)    (40,758)           136     15,675     29,405

(1) Net income (loss) per share has been restated for all periods presented to reflect the new common shares issued under the terms of the Plan. Management expects a further dilution of earnings (loss) per common share in future periods because the purchase of 2,710,357 common shares by NRG on April 30, 1996 impacts the weighed average shares outstanding computation for only two months of the 1996 fiscal year.

(2) At June 30, 1995, nonrecourse project financing, net excludes $60,310 of amounts with long-term repayment terms. This amount was included in current liabilities (thereby included in Working Capital Deficiency) due to default under the debt agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company (formerly O'Brien Environmental Energy, Inc.) emerged from bankruptcy on April 30, 1996. The plan of reorganization (the "Plan"), approved on January 18, 1996 by the Bankruptcy Court, awarded NRG the rights to acquire a 41.86% equity interest in the Company.

     O'Brien filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court on September 28, 1994, to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company, and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company continued its normal operations as Debtor-in-Possession during the bankruptcy period but could not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     On April 30, 1996, NRG funded approximately $107,418,000 in accordance with the Plan and acquired a 41.86% equity interest in the Company. All common shares of O'Brien were canceled and replaced by a new issue of common stock of NRGG. Additionally, under the terms of the Plan, NRG acquired the stock of ten wholly-owned subsidiaries from the Company on the closing date which included all of the Company's landfill gas projects (operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project available for service on December 31, 1995 (see Liquidity and Capital Resources).

     There was no gain or loss incurred on the sale of the ten wholly-owned subsidiaries because management included the $7,500,000 selling price in the analysis of the fiscal 1995 provision for loss on equipment in adjusting the carrying basis of fixed assets (see Results of Operations for the years ended June 30, 1996, 1995 and 1994). The Company believes that the elimination of these subsidiaries will not have a material adverse effect on the results from operations in future years. One of the subsidiaries sold completed construction of an 8.5 megawatt standby power project on December 31, 1995.
The project will be placed in service after air permitting is approved. Capitalized costs for the project were $1,442,000. The Company received $2,450,000 under the terms of the project's contract which provided that the $2,500,000 contract fee be paid in periodic installments upon attainment of defined milestones. The receipts were recorded as deferred revenue amortizable over the 15 year life of the contract. The Consolidated Statement of Operations for fiscal 1996 do not include any revenues or expenses related to this project.

     NRG Generating (Parlin) Cogeneration Inc. ("Parlin") and NRG Generating (Newark) Cogeneration Inc. ("Newark") renegotiated their Power Purchase Agreements ("PPAs") during fiscal 1996 with Jersey Central Power & Light Company ("JCP&L"), the primary customer of both projects. The amended PPAs, which became effective on May 1, 1996, give JCP&L, among other things, the right to curtail operations for a stated number of hours, modifies the energy rate and obligates JCP&L to purchase the natural gas to operate both facilities. Although energy revenues as well as the cost of energy revenues will decrease under the amended PPAs, management believes that operating gross profit margins will remain similar to historical results. However, margin fluctuations attributable to periodic swings in fuel costs will be eliminated.

     Both the Parlin and Newark Projects were previously certified as qualifying facilities ("QFs") by FERC under PURPA. The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935 ("PUHCA"), and state utility-type regulation. However, as permitted under the terms of its renegotiated PPAs, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish Parlin's claim to QF status. FERC has approved Parlin's rates effective April 30, 1996, and given certain other approvals to Parlin in conjunction with the O'Brien Reorganization. In addition, FERC has determined Parlin to be an exempt wholesale generator ("EWG"). As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, complies with all applicable requirements of state utility law.

     The Company entered into a Liquidating Asset Management Agreement on April 30, 1996 with Wexford Management LLC ("Wexford"), a co-sponsor of the Plan, which, in accordance with the Plan, retains Wexford as manager, operator and liquidator of the Liquidating Assets of the Company pursuant to the terms and conditions of the agreement. The Board of Directors and the Officers have the right to direct and control which assets will be liquidated and the extent of management services required for each Liquidating Asset. The Liquidating Assets identified in the agreement consist of (a) the Company's engine generator sales, service and rental business, (b) the Philadelphia Water Department project, (c) unused equipment and (d) American Hydrotherm Corporation and two related companies. The Board of directors has authorized Wexford to liquidate the Philadelphia Water Department project, American Hydrotherm Corporation and two related companies and the unused equipment. Wexford will receive compensation as per the agreement for unused equipment sales being undertaken by management. No decision has been made regarding the possible liquidation of the engine generator business. Management does not expect the disposal of these businesses to have a material effect on the Company's financial position or results of operation.

     The Company currently owns and operates two cogeneration facilities with an electric generating capacity of 174 megawatts (as discussed above) and two standby/peak shaving facilities with a capacity of 22 megawatts in which the Company has an 83% interest. Prior to April 30, 1996, the Company also owned certain landfill gas facilities rated at a capacity of 9.2 megawatts and held a general partnership interest in a 32 megawatt cogeneration facility substantially owned by Chrysler Capital Corporation (the "Energy" business). Equipment sales, rentals and services is the Company's demand-side management business through which the Company provides standby power equipment and services to a customer for a fee. The

Company is also a one-third partner in a 150 megawatt cogeneration facility currently under construction.

     Net earnings (loss) per share have been restated for all periods presented to reflect the new common shares under the terms of the Plan. Management expects a further dilution of earnings (loss) per common share in future periods because the purchase of 2,710,357 common shares by NRG on April 30, 1996 impacts the weighted average shares outstanding computation for only two months of the 1996 fiscal year.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as the sections entitled "Item 1 -- Business -- Liquidity: Emergence from Chapter 11 Bankruptcy," "Item 1 -- Business -- Capital Requirements," and "Item 1 -- Business -- Energy Price Fluctuations and Fuel Supply."

     The Company has adopted a change in its fiscal year to a calendar year effective on December 31, 1996.

     The Company's stock was delisted from the American Stock Exchange and the Philadelphia Exchange after filing for bankruptcy (see "Part I -- Item 1 -- Significant Factors" and "Part II -- Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters").

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

REVENUES

     Energy revenues for the years ended June 30, 1996, 1995 and 1994 were $66,623,000, $74,455,000 and $62,647,000, respectively. Energy revenues primarily reflect billings associated with the Newark and Parlin cogeneration projects, the Company's Philadelphia Water Department standby project and until April 30, 1996, the landfill gas facilities. The decrease in energy revenues in 1996 from 1995 was primarily attributable to a voluntary curtailment of operations at Parlin and to the negative impact of unit fuel cost fluctuations on the energy rate calculation under Parlin's previous PPA. Additionally, a portion of the decrease is attributable to the amended PPAs affecting both Newark and Parlin for the final two months of fiscal 1996.

     Revenues recognized at Parlin were $34,867,000, $40,784,000 and $37,910,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. Parlin initiated a voluntary curtailment of electric output beginning in the first quarter and extending into the second quarter of fiscal 1996 during off-peak hours to maintain the correct ratio of thermal to electric production after du Pont, the steam host, significantly decreased its steam demand by moving a business segment overseas. Additionally, Parlin's fiscal 1996 revenues were adversely affected by a decrease in the energy rate (price per megawatt hour) under the previous PPA adjusted quarterly based on, in part, the average cost of fuel over the preceding year. A mild 1995 winter resulted in unusually low natural gas costs which after a five quarter lag, lowered the energy rate during fiscal 1996. Parlin revenues also decreased in fiscal 1996 by approximately $2,680,000 from the amended PPA implemented on May 1, 1996.

     Fiscal 1994 Parlin revenues were negatively impacted by a gas turbine being shut down for unscheduled repairs for approximately three months during the year.

     Revenues recognized at the Newark facility were $26,820,000, $28,908,000 and $23,082,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The decrease in revenues in 1996 from 1995 is primarily attributable to the May 1, 1996 implementation of the amended PPA. The increase in revenues in 1995 from 1994 was primarily attributable to a full year of operations in fiscal 1995 as compared to a partial year of operations in fiscal 1994. Newark resumed partial operations in August 1993 and full operations in October 1993 after completing reconstruction resulting from the damage incurred in a December 1992 fire.

     Energy revenues from the Company's landfill gas projects for the ten months ending April 30, 1996, and for the fiscal years ended June 30, 1995 and 1994 were $862,000, $1,176,000 and $1,655,000, respectively. On April 30,
1996, the landfill gas companies were sold to NRG in accordance with the Plan. Revenues from landfill gas operations have been steadily declining primarily because of a lack of available landfill gas at several locations. The sale of the biogas projects will further reduce overhead and allow management to focus on its larger cogeneration facilities.

     Equipment sales and service revenues for the years ended June 30, 1996, 1995 and 1994 were $25,344,000, $19,639,000 and $ 24,304,000, respectively, which principally reflect the operations of O'Brien Energy Services, Puma and American Hydrotherm. Management attributes the increase in fiscal 1996 to a volume increase resulting from successful marketing efforts as well as to an improvement in the U.S. economy. The Company also believes that the Parent's bankruptcy filing in September 1994 had some negative impact in fiscal 1995 revenues because of customer uncertainty.

     O'Brien Energy Services ("OES") revenues for the years ended June 30, 1996, 1995 and 1994 were $5,232,000, $3,575,000 and $7,789,000, respectively.
Fiscal 1994 revenue levels were generated from backlog orders transferred from O'Brien Power Systems, Inc., a company controlled by a relative of the former CEO of the Company, in order to expand OES's domestic business in the design and assembly of generator sets and switchgear. OES was unable to replenish this transferred backlog until late in the 1995 fiscal year.

     American Hydrotherm revenues for the years ended June 30, 1996, 1995 and 1994 were $6,482,000, $3,149,000 and $2,990,000, respectively. Equipment sales and services of Puma for the years ended June 30, 1996, 1995 and 1994 were $13,630,000, $12,915,000 and

$13,499,000, respectively. At June 30, 1996, the Company's total production backlog was $7,149,000.

     Rental revenues for the years ended June 30, 1996, 1995 and 1994 were $1,895,000, $2,362,000 and $5,372,000 for the years ended June 30, 1996, 1995 and 1994, respectively. In November 1993, the Company sold the Philadelphia Water Department standby project to an unrelated private investor and subsequently reacquired it in August 1994. Rental fluctuations are primarily attributable to rental revenues recognized during the period the project was owned by the private investor. The Company continued to own and lease the equipment and facilities to the private investor.

     Development fees and other revenues were $2,685,000, $5,791,000 and $14,266,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The decrease in revenues in 1996 from 1995 was attributable primarily to the Company selling its rights to develop a standby electric project for $1,763,000, the expiration of a purchase option whereby, the Company retained $775,000 in forfeited escrow deposits and to higher gas sales to the Artesia Cogeneration partnership in 1995. The decrease in revenues from 1994 to 1995 was attributable primarily to the sale of the Company's contractual rights to develop certain coalbed methane reserves for $5,121,000 and to the sale of rights to develop a standby electric project for approximately $5,000,000 in 1994.

COSTS AND EXPENSES

     Cost of energy revenues for the years ended June 30, 1996, 1995 and 1994 were $45,663,000, $46,694,000 and $49,961,000, respectively. The decrease in
1996 as compared to 1995 was the result of the amended PPA effective May 1, 1996 whereby JCP&L began assuming the cost of natural gas. The elimination of natural gas costs in the final two months in fiscal 1996 partially offsets significantly higher fuel costs in fiscal 1996 prior to May 1. Fiscal 1996 and 1994 included more severe winters than 1995 resulting in significantly higher natural gas unit rates in these years. Cost of energy revenues also includes a temporary period of natural gas curtailment in the winters of fiscal 1996 and 1994 requiring both Parlin and Newark to operate using a more expensive alternative fuel.

     Cost of equipment sales and services for the years ended June 30, 1996, 1995 and 1994 was $22,153,000, $17,622,000 and $21,890,000, respectively. The fluctuations in cost of equipment sales and services between 1996, 1995 and 1994 primarily correlate to the fiscal changes in sales volume at O'Brien Energy Services and American Hydrotherm.

     Cost of rental revenues for the years ended June 30, 1996, 1995 and 1994 were $1,406,000, $2,357,000 and $2,730,000, respectively. The decrease in cost of equipment rentals between fiscal years is attributable to the sale and reacquisition of the Philadelphia Water Department standby project to an unrelated private investor. The Company sold the project in November 1993 and reacquired it in August 1994 but continued to own and lease the equipment and facilities to the private investor.

     Cost of development fees and other was $2,531,000, $5,491,000 and $9,593,000, for the years ended June 30, 1996, 1995 and 1994, respectively. These costs consist principally of costs associated with the sale of various projects either under development or in operation and costs associated with a gas supply management agreement with the California Milk Producers project.

     The Company's gross margins were $24,794,000 (25.7% of sales), $30,083,000 (29.4% of sales) and $22,415,000 (21.0% of sales) for the years ended June 30, 1996, 1995 and 1994, respectively. The fluctuations are primarily attributable to the energy segment which, as discussed above, were due to fluctuations in the recovery of fuel costs through energy revenues under the PPAs in place until April 30, 1996.

PROVISION FOR LOSS ON EQUIPMENT HELD FOR SALE AND WRITE DOWN OF PLANT AND EQUIPMENT.

     The Company began actively seeking buyers for specific energy equipment consisting primarily of gas and steam turbines not currently being used in an operating project nor critical to the completion of any projects in development. The value of these assets sold in a secondary market is less than if incorporated into an internally developed operating project. Accordingly, the Company recorded a non-cash charge of $6,250,000 against earnings to write down the carrying value of these assets to an estimated resale value for the year ended June 30, 1994 and recorded an additional writedown in fiscal 1995 of $5,655,000 to reflect the Company's intent to accelerate the disposal of this equipment.

     The Company engaged an independent valuation expert to appraise its property, plant and equipment in connection with the bankruptcy proceedings and the Plan. Accordingly, the Company recorded a non-cash charge against earnings in fiscal 1995 of $15,985,000 to write down the carrying value of its property, plant and equipment to a lower appraised value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") for the years ended June 30, 1996, 1995 and 1994 were $12,792,000, $20,320,000 and $19,680,000, respectively. Fiscal 1996 includes a $3,100,000 cost incurred to terminate the interest rate swap agreement in connection with the Parlin nonrecourse project debt refinancing. Fiscal 1996 SG&A expenses benefited from lower payroll and related tax costs as well as reduced insurance expenses by approximately $2,347,000 as compared to fiscal 1995.

     Since filing for bankruptcy in September 1994, the Company has attempted to reduce its SG&A expenses. Fiscal 1995 SG&A includes project development costs totaling $4,418,000 based upon the anticipated implementation of the Plan and $1,888,000 in unamortized goodwill primarily associated with the value assigned to an acquired subsidiary's patented waste heat recovery technology deemed not realizable.

     In January 1994, the Company ceased operations at one of its United Kingdom subsidiaries which was in the business of manufacturing low voltage switchgear. Fiscal 1994

SG&A includes pretax losses associated with this United Kingdom subsidiary of approximately $1,200,000 which includes $319,000 of costs associated with the closure of the business.

INVOLUNTARY CONVERSION GAIN

     In fiscal 1994, the Company recognized an involuntary conversion gain of $6,066,000 from the property settlement with the insurance carrier resulting from the December 25, 1992 fire at the Newark facility. The gain represents the amount by which the insurance proceeds (replacement cost) exceeded the net book value of the equipment lost in the fire.

INTEREST AND OTHER INCOME

     Other income for the years ended June 30, 1996, 1995 and 1994 was $569,000, $2,587,000 and $874,000, respectively. Fiscal 1995 other income includes $1,180,000 recognized in connection with the original construction of the Philadelphia Water Department project. Other fluctuations in other income were primarily attributable to interest income earned on escrow account balance differences established in connection with the nonrecourse financing on the Newark and Parlin facilities.

REORGANIZATION COSTS

     Reorganization costs represent all costs incurred after filing bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for the years ended June 30, 1996 and 1995 were $12,101,000 and $8,366,000, respectively. These costs consist primarily of professional and administrative fees and expenses as well as a fiscal 1995 expense of $3,387,000 incurred to adjust the carrying value of the subordinated debentures to the amount approved by the Bankruptcy Court as an allowed claim.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the years ended June 30, 1996, 1995 and 1994 were $18,646,000, $20,583,000 and $18,013,000, respectively. Fiscal 1996 and
1995 interest and debt expense includes post-petition interest on prepetition liabilities of $6,487,000 and $6,194,000, respectively. Fiscal 1996 also includes $1,098,000 in interest costs associated with loans provided by NRG and $1,433,000 of deferred financing costs attributable to the Parlin and Newark nonrecourse debt which were refinanced during the year (see Liquidity and Capital Resources). Fiscal 1995 interest and debt expense includes $1,050,000 paid to the unrelated private investor to extend the Company's reacquisition option period for the Philadelphia Water Department project to August 1994.

INCOME TAXES

     The provision for income taxes results in a benefit of $463,000 in fiscal 1996 and an expense of $2,680,000 and $1,913,000 in fiscal years 1993 and 1994, respectively. The 1996 provision includes a net operating loss carryforward benefit against state income taxes payable as well as a decrease in the deferred tax liability primarily attributable to a change in temporary differences resulting from the landfill gas equipment sold to NRG on April 30, 1996. The 1995 and 1994 tax provisions, consisting primarily of deferred taxes relating to property and equipment, results from the uncertainty of realizing the benefits of the tax loss carryforwards in future years against them. Additionally, most professional fees incurred during the bankruptcy period included in reorganization costs are treated as capital expenditures and are not deductible for income tax purposes (see Note 23 in the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     On April 30, 1996, NRG funded $107,418,000 in accordance with the Plan of which $99,918,000 was paid to NRGG and $7,500,000 wired directly to the Company's stock transfer agent. Of the total $99,918,000 funding to NRGG, $21,178,000 represented the purchase of new common stock of NRGG, $71,240,000 was advanced under the terms of three loan agreements between the Company and NRG and the balance, $7,500,000, was designated as the purchase price for the stock of ten wholly-owned subsidiaries sold to NRG under the terms of the Plan.

     The $7,500,000 paid to the stock transfer agent represented a distribution by NRG to O'Brien shareholders (approximately $.44 per old common share) payable upon the exchange of the old O'Brien shares for shares of the new common stock of the reorganized Company.

     All undisputed prepetition claims approved by the Bankruptcy Court were fully funded (or cured/reinstated) and paid with post-petition interest. Certain claims filed with the Bankruptcy Court remain in dispute. At June 30, 1996, current liabilities include $11,450,000 associated with obligations remaining before the Bankruptcy Court, including disputed claims, post-petition interest and other administrative and priority claims. Remaining balances at June 30, 1996 of escrow funds established on April 30, 1996 total $8,490,000. Under the terms of one of the NRG loans, there remains $13,615,000 in available borrowings, if needed, to fund any shortfall.

     On May 17, 1996, the Company entered into a Credit Agreement with a new lender. The Credit Agreement established provisions for a $155,000,000, fifteen year loan and a $5,000,000, five year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the Company's option, either LIBOR plus a 1.125% margin or a defined base rate plus a .375% margin, in either case with nominal margin increases in the sixth and eleventh year. Concurrently with the Credit Agreement, the Company entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement, which fixes the interest rate on such portion of the outstanding principal at 6.9% plus the margin.

     On May 23, 1996, the Company borrowed $60,000,000 in the form of a six-month term loan drawn under the provisions of the Credit Agreement pending the availability of the remaining total loan commitment. On July 11, 1996, the remaining $95,000,000 was borrowed which converted the temporary borrowing collectively into the $155,000,000, fifteen year term loan.

     The Company used the proceeds of the new term loan to refinance the Newark and Parlin project financing, reacquire the new preferred stock issued to Wexford Management Corp. in satisfaction of certain prepetition allowed claims, for other obligations of the Company and to repay NRG most of the outstanding loan balances.

     NRG provided the Company with $128,078,000 in loans during fiscal 1996 of which $101,679,000 remained outstanding at June 30, 1996. In addition to the $71,240,000 advanced under the Plan, NRG repurchased the Parlin project debt on June 28, 1996 in the amount of $53,388,000 pending the availability of the remaining new loan proceeds to avoid certain penalties and an escalation of the interest rate due the old lender if refinancing did not occur prior to the end of fiscal year. NRG also provided O'Brien with a Court approved $3,450,000 working capital line of credit while the Company was in bankruptcy. At October 21, 1996, $14,388,000 remains outstanding to NRG (see Note 13 in the Consolidated Financial Statements).

     NRG has provided additional loan commitments to the Company. A $10,000,000 loan agreement negotiated between NRG and O'Brien (Schuylkill) Cogeneration, Inc. ("OSC"), a wholly-owned subsidiary, provides funding, if needed, for an OSC capital contribution obligation to the Grays Ferry Partnership. In addition, there remains $13,615,000 in available borrowings under the terms of one of the Plan loan agreements to provide funding for any bankruptcy obligation shortfalls.

     OSC owns a one-third partnership interest in the Grays Ferry Cogeneration project currently under construction. In March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the project. The credit agreement obligates a $10,000,000 capital contribution from each of the three partners.

     In August 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100,000 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain, net of tax, of $1,181,000 to be reflected in fiscal 1997 results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-36 of this Annual Report on Form 10-K:


           Report of Independent Accountants............................................       F-1

           Financial Statements:
              Consolidated Balance Sheets as of June 30, 1996 and 1995..................       F-2

              Consolidated Statements of Operations
              for the years ended June 30, 1996, 1995 and 1994..........................       F-3

              Consolidated Statements of Stockholders' Equity
              for the years ended June 30, 1996, 1995 and 1994..........................       F-4

              Consolidated Statements of Cash Flows
              for the years ended June 30, 1996, 1995 and 1994..........................       F-5

           Notes to Consolidated Financial Statements...........................  F-6 through F-35

           Independent Accountants Report...............................................      F-36


     All other supplementary financial information has been omitted because of the absence of the conditions under which it is required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Previously reported in NRG Generating (U.S.) Inc.'s Current Report on Form 8-K dated April 30, 1996, and as amended May 20, 1996.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1996.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to June 30, 1996.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report.

1.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its Subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-36 of this Annual Report on Form 10-K:

Index to Consolidated Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets as of June 30, 1996 and 1995

     Consolidated Statements of Operations for the years ended June 30, 1996,
      1995 and 1994

     Consolidated Statements of Stockholders' Equity for the years ended June
      30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended June 30, 1996,
      1995 and 1994

Notes to Consolidated Financial Statements

Independent Accountants Report

2.   FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.   EXHIBITS

     The "Index to Exhibits" following the signature page is incorporated herein by reference. Certain documents related to the projects and other matters, some of which are listed in the Index to Exhibits, will be filed by amendment as soon as practicable.

(B)        REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996:

      1. Current Report on Form 8-K dated February 13, 1996 reporting information under Item 7 and including monthly financial statements filed with the U.S. Bankruptcy Court.

      2. Current Report on Form 8-K dated April 30, 1996 reporting information under Item 4, and Amendment thereto filed May 20, 1996.

      3. Current Report on Form 8-K dated April 30, 1996 reporting information under Items 1, 3, 7 and 8.

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NRG GENERATING (U.S.) INC.




                                               /s/ Leonard A. Bluhm
                                               -------------------------------
                                               By:  Leonard A. Bluhm
                                               Title:  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       SIGNATURE                                  TITLE                 DATE
       ---------                                  -----                 ----

   /s/ David H.Peterson                  Chairman of the          October 25, 1996
-----------------------------            Board of Directors
By:  David H. Peterson


   /s/ Leonard A. Bluhm                  Director, President and  October 25, 1996
-----------------------------            Chief Executive Officer
By:  Leonard A. Bluhm


   /s/ Timothy P. Hunstad                Vice President and       October 25, 1996
-----------------------------            Chief Financial Officer
By:  Timothy P. Hunstad                  (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

   /s/ Lawrence I. Littman               Director                 October 25, 1996
-----------------------------
By:  Lawrence I. Littman


   /s/ Craig A. Mataczynski              Director                 October 25, 1996
-----------------------------
By:  Craig A. Mataczynski


   /s/ Charles J. Thayer                 Director                 October 25, 1996
-----------------------------
By:  Charles J. Thayer


   /s/ Spyros S. Skouras, Jr.            Director                 October 25, 1996
-----------------------------
By:  Spyros S. Skouras, Jr.


   /s/ Ronald J. Will                    Director                 October 25, 1996
-----------------------------
By:  Ronald J. Will

                       Report of Independent Accountants

October 21, 1996

To the Stockholders and Board of Directors of NRG Generating (U.S.) Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NRG Generating (U.S.) Inc. (formerly known as O'Brien Environmental Energy, Inc.), and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of NRG Generating (U.S.) Inc., for the year ended June 30, 1994 were audited by other independent accountants whose report dated October 7, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. That report also disclosed the voluntary petition filed by the Company for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court on September 28, 1994.

As discussed in Note 1 to the consolidated financial statements, on April 30, 1996, O'Brien Environmental Energy, Inc. was reorganized pursuant to a plan of reorganization submitted by NRG Energy, Inc., the O'Brien Official Committee of Equity Security Holders and Wexford Management Corp., and approved by the Bankruptcy Court for the District of New Jersey on January 18, 1996. As part of the reorganization, NRG Energy, Inc. acquired an approximate 42% equity interest in the reorganized company, renamed NRG Generating (U.S.) Inc.



Price Waterhouse LLP
Minneapolis, Minnesota

NRG Generating (U.S.) Inc.
Consolidated Balance Sheets
June 30, 1996 and 1995



(Dollars in thousands)
                                                                                                             1996      1995
                                     Assets
Current assets:
  Cash and cash equivalents                                                                               $  5,022  $  4,083
  Restricted cash and cash equivalents                                                                       8,719     3,563
  Accounts receivable, net                                                                                  11,627    12,357
  Receivables from related parties                                                                             461       684
  Notes receivable, current                                                                                  1,029       853
  Inventories                                                                                                2,995     3,610
  Other current assets                                                                                       1,721     2,176
                                                                                                          --------  --------
        Total current assets                                                                                31,574    27,326

Property, plant and equipment, net                                                                         134,694   151,130
Equipment held for sale                                                                                      2,678     3,228
Project development costs                                                                                      253     1,080
Notes receivable, noncurrent                                                                                    86     1,078
Investments in equity affiliates                                                                             3,449     3,483
Deferred financing costs, net                                                                                4,630     1,530
Other assets                                                                                                   798       893
                                                                                                          --------  --------
        Total assets                                                                                      $178,162  $189,748
                                                                                                          ========  ========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                                                                        $  8,708  $  9,546
  Current portion of loans due NRG Energy, Inc.                                                              4,750         -
  Current portion of recourse long-term debt                                                                 7,115     8,751
  Nonrecourse project financing                                                                                  -    85,320
  Accrued interest payable                                                                                   5,895     7,655
  Prepetition liabilities                                                                                    1,735    87,743
  Short-term borrowings                                                                                      1,793     1,600
  Other current liabilities                                                                                  7,789    11,300
                                                                                                          --------  --------
        Total current liabilities                                                                           37,785   211,915

Loans due NRG Energy, Inc., net of current portion                                                          96,929         -
Recourse long-term debt, net of current portion                                                             66,789     3,405
Deferred income taxes                                                                                       14,182    15,086
Other liabilities                                                                                               50       100
Commitments and contingencies
                                                                                                          --------  --------
                                    Total liabilities                                                      215,735   230,506
Minority interest                                                                                                -         -

Stockholders' equity:
   Preferred stock, par value $.01, 20,000,000 shares authorized in 1996;
     10,000,000 shares authorized in 1995; none issued or outstanding at
     June 30, 1996 or 1995                                                                                       -         -
   New common stock, par value $.01, 50,000,000 shares authorized,
    6,474,814 shares issued, 6,422,014 shares outstanding in 1996                                               64         -
   Class A common stock, par value $.01, one vote per share,
    40,000,000 shares authorized, 13,055,597 issued, 12,965,397
    outstanding in 1995                                                                                          -       130
   Class B common stock, par value $.01, ten votes per share,
    10,000,000 shares authorized, 4,070,770 issued, 3,905,770
    outstanding in 1995                                                                                          -        39
   Additional paid-in capital                                                                               62,515    41,353
   Accumulated deficit                                                                                     (99,367)  (81,654)
   Other                                                                                                      (785)     (626)
                                                                                                          --------  --------
       Total stockholders' equity (deficit)                                                                (37,573)  (40,758)
                                                                                                          --------  --------
       Total liabilities and stockholders' equity (deficit)                                               $178,162  $189,748
                                                                                                          ========  ========


   The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Operations
For the Years Ended June 30, 1996, 1995 and 1994


(Dollars and shares in thousands, except per share amounts)


                                                       1996         1995        1994

   Energy revenues                                   $ 66,623     $ 74,455    $ 62,647
   Equipment, sales and services                       25,344       19,639      24,304
   Rental revenues                                      1,895        2,362       5,372
   Development fees and other                           2,685        5,791      14,266
                                                     --------     --------    --------
                                                       96,547      102,247     106,589
                                                     --------     --------    --------
   Cost of energy revenues                             45,663       46,694      49,961
   Cost of equipment sales and services                22,153       17,622      21,890
   Cost of rental revenues                              1,406        2,357       2,730
   Cost of development fees and other                   2,531        5,491       9,593
                                                     --------     --------    --------
                                                       71,753       72,164      84,174
                                                     --------     --------    --------
        Gross profit                                   24,794       30,083      22,415

   Provision for loss on equipment                          -       21,640       6,250
   Selling, general and administrative expenses        12,792       20,320      19,680
                                                     --------     --------    --------
        Income (loss) from operations                  12,002      (11,877)     (3,515)
   Involuntary conversion gain                              -            -       6,066
   Interest and other income                              569        2,587         874
   Reorganization costs                               (12,101)      (8,366)          -
   Interest and debt expense                          (18,646)     (20,583)    (18,013)
                                                     --------     --------    --------
        Loss before income taxes                      (18,176)     (38,239)    (14,588)

   Provision for income taxes (benefit)                  (463)       2,680       1,913
                                                     --------     --------    --------

   Net loss                                         $ (17,713)    $(40,919)   $(16,501)
                                                     ========     ========    ========
   Net loss per share                               $   (4.24)    $ (11.02)   $  (4.45)
                                                     ========     ========    ========
   Weighted average shares outstanding                  4,182        3,712       3,712
                                                     ========     ========    ========




   The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 1996, 1995 and 1994


(Dollars in thousands)


                                           Class A  Class B   New       New     Additional                           Total
                                            Common  Common   Common  Preferred   Paid-in    Accumulated          Stockholders'
                                            Stock    Stock   Stock     Stock     Capital      Deficit    Other      Equity

Balance, June 30, 1993                     $   130  $    39  $       $          $   40,053   $  (23,932) $ (615)       $15,675

Currency translation adjustment                                                                             (36)           (36)

Excess of purchase price over
 predecessor cost of facilities acquired                                                           (302)                  (302)

Stock warrants issued                                                                1,300                               1,300
Net loss                                                                                        (16,501)               (16,501)
                                           -------  -------  ------  ---------  ----------  -----------  ------     ----------
Balance, June 30, 1994                         130       39                         41,353      (40,735)   (651)           136

Currency translation adjustment                                                                              25             25

Net loss                                                                                        (40,919)               (40,919)
                                           -------  -------  ------  ---------  ----------  -----------  ------     ----------
Balance, June 30, 1995                         130       39                         41,353      (81,654)   (626)       (40,758)

NRG plan of reorganization:

 Purchase of common stock by NRG                                 27                 21,151                              21,178

 Exchange class A and B common stock
   for new common shares, retire treasury
   shares                                     (130)     (39)     37                     68                   64              -

 Issue preferred shares to Wexford                                          49       4,908                               4,957

Redemption of preferred shares                                             (49)     (4,908)                             (4,957)

Preferred dividends                                                                    (57)                                (57)

Currency translation adjustment                                                                            (223)          (223)

Net loss                                                                                        (17,713)               (17,713)
                                           -------  -------  ------  ---------  ----------  -----------  ------     ----------

Balance, June 30, 1996                     $     -  $     -  $   64  $      -   $   62,515  $   (99,367) $ (785)    $  (37,573)
                                           =======  =======  ======  =========  ==========  ===========  ======     ==========


   The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Cash Flows
For the Years Ended June 30, 1996, 1995 and 1994



(Dollars in thousands)
                                                                    1996       1995       1994
Cash flows from operating activities:
 Net loss                                                        $ (17,713) $(40,919) $(16,501)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                     7,961     9,003    10,550
   Amortization of goodwill                                              -     1,987        98
   Amortization of debt discount and deferred financing costs        1,480     3,882     1,752
   Deferred tax expense (benefit)                                     (904)    2,278     1,913
   Project development costs expensed                                  180     4,418       539
   Provision for loss on equipment held for sale                         -     5,655     6,250

   Provision for equipment appraisal writedown - 15,985 -
   Involuntary conversion gain - - (6,066)

   Reserve for uncollectible note receivable                             -     3,121         -
   Bankruptcy professional fees accrued                                432     4,415         -
   Other, net                                                         (216)      709     1,527
   Changes in operating assets and liabilities:
       Accounts receivable                                             730      (257)      294
       Inventories                                                     615      (369)      805
       Receivables from related parties                                223       (51)      542
       Notes receivable                                                816       824     1,784
       Accounts payable                                               (838)   (4,994)   (2,892)
       Accrued interest payable                                     (1,760)    6,633         -
                                                                  --------  --------  --------
         Net cash provided by (used in) operating activities        (8,994)   12,320       595
                                                                  --------  --------  --------
Cash flows from investing activities:
 Capital expenditures                                                 (299)     (744)   (2,496)
 Proceeds from sale of subsidiaries                                  7,500         -         -
 Capital expenditures and costs to repair Newark Plant                   -         -   (21,041)
 Insurance proceeds for Newark Plant                                     -         -    27,000
 Project development costs                                          (1,484)     (358)     (529)
 Proceeds from the sale of projects, net of notes receivable             -     1,762     2,000
 (Deposits into) withdrawals from restricted cash accounts - net    (5,156)    1,032       470
 Other, net                                                            227      (676)      622
                                                                  --------  --------  --------
         Net cash provided by investing activities                     788     1,016     6,026
                                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from NRG loans                                           128,078         -         -
 Proceeds from long-term debt                                       60,226     5,711    15,622
 Repayments of NRG loans                                           (26,398)        -         -
 Repayments of long-term debt                                      (92,816)  (18,061)  (21,660)
 NRG capital contribution                                           21,178         -         -
 Net proceeds (repayments) of short-term borrowings                    193      (785)      187
 Payments on prepetition liabilities                               (71,723)   (1,799)        -
 Deferred financing costs                                           (4,579)        -         -
 Redemption of preferred shares                                     (4,957)        -         -
 Preferred dividends paid                                              (57)        -         -
 Other, net                                                              -         -      (302)
                                                                  --------  --------  --------
         Net cash provided by (used in) financing activities         9,145   (14,934)   (6,153)
                                                                  --------  --------  --------
Net increase (decrease) in cash and cash equivalents                   939    (1,598)      468
Cash and cash equivalents at beginning of year                       4,083     5,681     5,213
                                                                  --------  --------  --------
Cash and cash equivalents at end of year                          $  5,022  $  4,083  $  5,681
                                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996


(Dollars in thousands)


1. Business - Liquidity, Capital Resources and Emergence from Bankruptcy

   NRG Generating (U.S.) Inc. (formerly known as O'Brien Environmental
   Energy, Inc. ("OEE") and its subsidiaries (the "Company") develop and own cogeneration and waste-heat recovery projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

   On April 30, 1996, OEE, the parent company, emerged from bankruptcy. The plan of reorganization, approved on January 18, 1996 by the U.S. Bankruptcy Court for the District of New Jersey (the "Court"), awarded NRG Energy, Inc. ("NRG") the rights to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. The Company was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc. ("NRGG").

   OEE, the parent company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Court on September 28, 1994 to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its relationships and maintain the operational strength and assets of the Company and to restructure its debt and utilize its assets in a manner consistent with the interests of all creditors and shareholders rather than liquidate to satisfy the demands of a particular group of creditors. The Company continued its normal operations as Debtor-in-Possession during the bankruptcy period but could not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Court.

   Under the Chapter 11 bankruptcy proceedings, all parent company
   ("Debtor") liabilities and claims which existed on the September 28, 1994 filing date were stayed. The Company segregated and reclassified these Debtor liabilities on its balance sheet to "Prepetition Liabilities." Subsequently, the Debtor received approval from the Court to make payments on certain prepetition obligations including employee wages and expense reports and was also directed to make periodic adequate protection payments on specific secured debt obligations during the bankruptcy period.

   Management concluded that the maximum return to creditors and shareholders could only be accomplished through the sale of an equity interest in the Company or of substantially all of its assets to a third party and focused its reorganization efforts on the implementation of a sale process. After extensive solicitation efforts, two separate third party plans of reorganization were submitted to the Court. On November 17, 1995, the Company distributed a Master Disclosure Statement urging that creditors and equity security holders vote to accept both

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996


(Dollars in thousands)

   plans of reorganization to further enhance recovery. The competitive bidding process extended to the confirmation hearings.

   On January 18, 1996, the Court confirmed the plan of reorganization (the "Plan") submitted by NRG, the O'Brien Official Committee of Equity Security Holders and Wexford Management Corp. ("Wexford") in which NRG would acquire an approximate 42% equity interest in the reorganized company.

   On April 30, 1996, NRG funded approximately $107,418 in accordance with the Plan and acquired a 41.86% equity interest in the Company. NRGG received $99,918 of which $71,240 was advanced under the terms of the ("NRG-New Loans"); $21,178 represented the purchase of new common stock of NRGG and $7,500 was designated as proceeds for the sale of 10 wholly-owned subsidiaries to NRG. In addition, NRG transferred $7,500 directly to the Company's stock transfer agent representing a cash distribution by NRG to the OEE common stockholders. The funds were disbursed according to the Plan's terms which generally provided for full payment (or cure/reinstatement) of all undisputed prepetition liabilities including the payment of post-petition interest on most prepetition obligations. Additionally, disbursements were made to certain creditors of subsidiary companies whose obligations were not included in prepetition liabilities and for professional fees incurred during the bankruptcy proceedings. Certain other bankruptcy claims filed with the Court remain in dispute. An escrow fund has been established to fully reserve for the remaining disputed claims submitted to the Court. Any remaining funds resulting from the Court disallowing any disputed claims will be disbursed pro rata to all allowed non-reinstated creditor claimholders as additional post-petition interest.

   The Company entered into a Liquidating Asset Management Agreement on
   April 30, 1996 with Wexford, which, in accordance with the Plan, retains Wexford as the manager, operator and liquidator of the Liquidating Assets of the Company pursuant to the terms and conditions of the agreement. The Board of Directors and the Officers have the right to direct and control which assets will be liquidated and the extent of management services required for each Liquidating Asset. The Liquidating Assets identified in the agreement consist of (a) the Company's engine generator sales, service and rental business, (b) the Philadelphia Water Department project, (c) unused equipment, and (d) American Hydrotherm Corporation and two related companies The Board of Directors has authorized Wexford to liquidate the Philadelphia Water project and American Hydrotherm Corporation and its two related companies. The Board of Directors has authorized management to liquidate the unused equipment. Wexford will receive compensation as per the agreement for unused equipment sales being undertaken by management. No decision has been made regarding the possible liquidation of the engine generator business. Management does not expect the disposals of these businesses to have a material effect on the Company's financial position or results of operations.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

2. Summary of Significant Accounting Policies

   Basis of presentation

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

   Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Prepetition liabilities

   Outstanding and unpaid liabilities of the parent company which existed as of the filing for bankruptcy on September 28, 1994 and remain subject to the Court proceedings are presented separately on the June 30, 1996 and 1995 balance sheets as prepetition liabilities at amounts expected to be approved by the Court as allowed claims.

   Reorganization costs

   Expenses incurred after filing bankruptcy related to the Company's reorganization and restructuring efforts have been presented separately in the statement of operations as reorganization costs.

   Revenue recognition

   Energy revenues from cogeneration and biogas projects are recognized as billed over the term of the contract. Profits and losses from sales and rental of power generation equipment, including sales to projects in which the Company retains less than a 100% interest are recognized as the equipment is sold or over the term of the rental. Development fee revenue is recognized on a cost recovery basis as cash is received (without future lending provisions) or as equity interest in the partnership increases, whereby revenues are recognized subsequent to the recovery of all project development costs.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996


(Dollars in thousands)


   Inventories

   Inventories, consisting principally of power generation equipment and related parts held for sale, are valued at the lower of cost (determined primarily by the specific identification method) or market.

   Property, plant and equipment

   Property, plant and equipment is stated at the lower of cost or appraised fair market value and depreciated using the straight-line method over the estimated useful lives of the assets which range from five to thirty years. Amortization on equipment acquired under capital leases is recognized on a straight line basis over the shorter of the estimated asset life or lease term. Depreciation on equipment held for future projects is not provided until the equipment is placed in service. For income tax purposes, the Company uses a combination of accelerated and straight-line depreciation methods.

   Cost of maintenance and repairs is charged to expense as incurred. Betterments and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of items and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

   Equipment held for sale

   Equipment held for sale consists of power generation equipment not currently being used in an operating project and is valued at the lower of cost or estimated net realizable value.

   Project development costs

   Project development costs consist of fees, licenses and permits, site testing, bids and other charges, including salary and interest charges incurred by the Company in developing projects. For wholly-owned projects, these costs are transferred to property, plant and equipment upon commencement of construction and depreciated over the contract term when operations begin. For projects structured as partnerships, these costs may be recovered through development cost reimbursements from the partnership or third parties or may be transferred to an investment in the partnership. It is the Company's policy to expense these costs in any period in which management determines the costs to be unrecoverable.

   Deferred financing costs

   Financing costs are deferred and amortized on a straight-line basis over the term of the related financing.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996


(Dollars in thousands)


   Recourse long-term debt and nonrecourse project financing

   Recourse long-term debt consists of collateralized long-term debt for which repayment is a general obligation of the Company exclusive of any debt subject to the bankruptcy proceedings. Nonrecourse project financing consists of long-term debt for which repayment obligations are limited to specific project subsidiaries.

   Income taxes

   The provision for income taxes has been calculated using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes payable or paid for the current year and the change in deferred taxes during the year. Deferred taxes result from differences between the tax and financial bases of the Company's assets and liabilities and are adjusted for any changes in the tax rates and laws. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized.

   Gas swap agreements

   The Company enters into gas swap agreements from time to time to reduce the impact of changes in gas prices on its operating income. The differentials to be paid or received under such agreements are accrued and are recorded as increments or decrements to gas expense.

   Interest rate swap agreement

   The Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain of its variable rate nonrecourse debt. The differentials paid or received under such agreements are accrued and are recorded as increments or decrements to interest and debt expense.

   Cost in excess of net assets acquired
   Excess of cost of investment in subsidiaries over net assets at the date of acquisition is amortized by charges to operations on a straight-line basis over twenty-five years. It is the Company's policy to expense excess cost of investment in any period in which management determines that unamortized costs are unrecoverable.

   Net income (loss) per share

   Net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock and common stock equivalents outstanding. Fully diluted net income (loss) per share is not presented because conversion of any common stock equivalents would be antidilutive. All periods have been restated to reflect the new common shares issued under the terms of the Plan (see Note 15).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996


(Dollars in thousands)


   Foreign currency accounting

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

   Cash and cash equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

   Concentration of credit risk

   The Company primarily sells electricity and steam to public utilities and corporations on the east and west coasts of the United States under long-term agreements. Also, the Company services, sells and rents equipment to various entities worldwide. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

   The Company invests its excess cash in deposits with financial institutions. Those securities typically mature within ninety days and, therefore, bear minimal risk. The Company has not experienced any losses on these deposits.

   Reclassification

   Certain reclassifications have been made to conform prior years data to the current presentation.

3. Cash and Restricted Cash

   Cash and cash equivalents Due to restrictions in the Newark and Parlin project financing agreements, $3,520 of cash and cash equivalents at June 30, 1995 was generally available for use only by those projects.

   Restricted cash and cash equivalents

   The Company has classified certain cash and cash equivalents that are not fully available for use in its operations as restricted. At June 30, 1996, restricted cash and cash equivalents relate primarily to escrow accounts established on April 30, 1996 pursuant to the Plan and is comprised of remaining balances for various administrative, priority and unsecured claims which remain in dispute or are subject to final resolution by the Court.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)


      Restricted cash and cash equivalents at June 30, 1995 relate primarily to debt service reserve accounts required by the nonrecourse project debt for O'Brien (Newark) Cogeneration, Inc. ("Newark") and O'Brien (Parlin) Cogeneration, Inc. ("Parlin") which were refinanced prior to June 30, 1996 (see Note 31).

      Additionally, restricted cash and cash equivalents at June 30, 1996 and 1995 include compensating balances maintained by the Company at a financial institution in connection with a line of credit extended to its United Kingdom subsidiaries (see Note 10).

      Restricted cash and cash equivalents consist of the following:

                                                                                   1996        1995
      NRGG bankruptcy escrow accounts                                            $  8,490    $    -
      O'Brien (Newark) Cogeneration, Inc.                                             -         3,129
      O'Brien (Parlin) Cogeneration, Inc.                                             -           101
      United Kingdom subsidiaries                                                     229         241
      Other                                                                           -            92
                                                                                 --------    --------
                                                                                 $  8,719    $  3,563
                                                                                 ========    ========

  4.  Property, Plant and Equipment

      Property, plant and equipment consist of the following:


                                                                                 1996          1995
      Equipment related to energy revenues                                    $  154,578   $   171,520
      Rental equipment                                                            15,166        15,330
      Furniture and fixtures                                                         898         1,694
      Land, buildings and improvements                                             1,972         2,424
      Other equipment                                                                378           469
                                                                              ----------   -----------
                                                                                 172,992       191,437
      Accumulated depreciation and amortization                                  (38,298)      (40,307)
                                                                              ----------   -----------
                                                                              $  134,694   $   151,130
                                                                              ==========   ===========

      Depreciation expense was $7,858, $8,892 and $9,717 in 1996, 1995 and 1994, respectively.

      The Company recorded a charge of $15,985 in the fiscal 1995 fourth quarter to reduce the carrying amount of property, plant and equipment to a lower fair market appraised value.

      Equipment related to energy revenues includes the property and equipment of the Newark and Parlin cogeneration plants, the Philadelphia Water Department standby project and, until sold on April 30, 1996, the biogas projects (see Note 21).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)


      The Newark project consists of a 52 megawatt cogeneration power plant in Newark, New Jersey which commenced operations in November 1990 and is supplying electricity and steam pursuant to 25 year supply contracts. The facility's nonrecourse project financing was replaced in 1996 (see Note
      31).

      The Parlin project consists of a 122 megawatt cogeneration power plant in Parlin, New Jersey which commenced operations on June 26, 1991 and is supplying 101 megawatts of electricity pursuant to a 20 year electric supply contract and steam pursuant to a 30 year supply contract. The facility's nonrecourse project financing was replaced in 1996 (see Note
      31).

 5.   Equipment Held for Sale

      As part of the Company's efforts to improve both short-term and long-term liquidity, it has actively begun seeking buyers for specific energy equipment not currently being used in an operating project nor critical to the completion of any projects in development. These assets, consisting mainly of gas and steam turbines, are being held for sale in order to raise cash.

      The value of these assets sold in a secondary market is less than if they were incorporated into an internally developed operating project. Accordingly, the Company recorded a noncash charge in the fourth quarter of the fiscal 1994 period in the amount of $6,250 to adjust the carrying value of these assets to an estimated resale value of $8,458 based upon appraisals made by the Company.

      In the fourth quarter of fiscal 1995, the Company recorded an additional charge of $5,655 based upon an independent appraisal to further reduce the carrying value to reflect the Company's intent to accelerate the disposal of this equipment.

 6.   Notes Receivable

      Notes receivable consist of the following:

                                                                           1996         1995

      Note receivable, non-interest bearing, final installment
      of $800 due in June 1997 (a)                                            754         1,465
      Other (b)                                                               361           466
                                                                         --------      --------
                                                                            1,115         1,931
      Less current portion                                                 (1,029)         (853)
                                                                         --------      --------
                                                                         $     86      $  1,078
                                                                         ========      ========

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)


      (a) Note receivable associated with the termination of a power purchase contract. The note is collateralized by an irrevocable letter of credit. At June 30, 1996, face value and discount were $800 and $46, respectively, assuming an interest rate of 5.95%.

      (b) Notes receivable associated primarily with a direct finance lease relating to power generation equipment.

 7.   Project Development Costs

      During the years ended June 30, 1996, 1995 and 1994, the Company determined that certain project development costs should be expensed. The resulting charges, net of any recoveries, of $180, $4,418 and $539 for 1996, 1995 and 1994, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Fiscal 1995 included costs of a project determined to be unrecoverable based upon the anticipated implementation of the Plan.

 8.   Investments in Equity Affiliates

      Investment in equity affiliates consists of the following:

                                                                           1996       1995
      Gray's Ferry                                                       $  2,778    $ 2,504
      Artesia                                                                -           337
      PoweRent Limited                                                        671        642
                                                                         --------    -------
                                                                         $  3,449    $ 3,483
                                                                         ========    =======

      Gray's Ferry

      In October 1991, O'Brien (Schuylkill) Cogeneration, Inc. ("OSC"), a wholly-owned subsidiary, executed a partnership agreement with Adwin Equipment Company ("Adwin") for the purpose of developing, constructing, owning, maintaining and operating a 150 megawatt natural gas and oil fired cogeneration facility to produce steam and electricity in Philadelphia. The project, currently under construction, consists of the installation and operation of an auxiliary boiler and steam turbine and the installation and operation of a gas turbine and heat recovery steam generator along with related equipment.

      In March 1996, Trigen (Schuylkill) Cogeneration, an unrelated party, was admitted to the partnership. OSC and Adwin each received a $1,000 admittance fee. Net operating profits and losses will be allocated to the partners, generally equally, based upon the terms and provisions as stated in the partnership agreement. Also in March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the construction and equipment for the facility. Pursuant to the credit agreement, the three partners will each contribute

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

   $10,000 of additional capital to the partnership to be funded after all construction loan proceeds have been utilized or at such time as is required by the lender.. Additionally, the stock of OSC was pledged as collateral for the loan.

   In March 1996, NRG and OSC entered into a $10,000 loan agreement ("the Note") to provide a source of funding for the OSC capital contribution obligation to the partnership. No amounts have yet been contributed to the partnership or borrowed under the Note.

   Artesia

   The Artesia project consists of a 32 megawatt cogeneration facility in Artesia, California which commenced operations in 1990 and is supplying electricity and steam pursuant to 30-year supply contracts. The project is owned and operated by O'Brien California Cogen Limited, a limited partnership. O'Brien Cogeneration, Inc. II, a wholly-owned subsidiary of the Company and managing general partner, was sold to NRG under the terms of the plan of reorganization on April 30, 1996 (see Note 21).

   PoweRent Limited

   PoweRent Limited, an entity in which a subsidiary of the Company owns a 50% interest, is a United Kingdom company that sells and rents power generation equipment. The remaining 50% of PoweRent is owned by an officer of a wholly-owned United Kingdom subsidiary.

   The Company's investment in equity affiliates has been accounted for using the equity method.

9. Deferred Financing Costs

   Deferred financing costs at June 30, 1996 relates primarily to the cost of refinancing the nonrecourse debt and consists of the following:

                                                                         1996         1995

      Deferred financing costs                                         $  4,810      $ 2,767
      Accumulated amortization                                             (180)      (1,237)
                                                                       --------      -------
                                                                       $  4,630      $ 1,530
                                                                       ========      =======

      Amortization expense, included in interest and debt expense, in fiscal year ending June 30, 1996 was $1,480 which includes a charge of $1,043 to expense unamortized deferred financing costs attributable to the nonrecourse project debt which was refinanced in 1996 (see Note 31).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      Amortization expense amounted to $570 and $452 in the fiscal years ended June 30, 1995 and 1994, respectively, which is included in interest and debt expense. Additionally, the Company charged $3,387 of deferred financing costs to reorganization costs in fiscal 1995 to adjust the carrying amount of the parent's prepetition subordinated debentures to the amount approved by the Court as an allowed claim.

10.   Short-Term Borrowings

      As of June 30, 1996 and 1995, short-term borrowings consist of foreign lines of credit payable to financial institutions bearing interest at foreign (U.K.) short-term rates. Collateral for the lines of credit consists primarily of certain restricted cash balances.

11.   Prepetition Liabilities

      All liabilities at June 30, 1996 and 1995 which remain subject to the bankruptcy proceedings have been classified on the balance sheet as prepetition liabilities stated at amounts expected to be approved by the Court as allowed claims and consist of the following:

                                                                         1996           1995

      Subordinated debentures                                          $   -         $   49,174
      Recourse debt (see Note 12)                                          -             30,368
      Prepetition accrued interest                                           11           5,634
      Accounts payable and accrued expenses                               1,724           2,567
                                                                       --------      ----------
                                                                       $  1,735      $   87,743
                                                                       ========      ==========

      Generally, all undisputed prepetition liabilities approved by the Court as allowed claims were fully funded (or cured/reinstated) and paid with post-petition interest on the closing date. Certain proofs of claims, filed with the Court, however, remain in dispute. An escrow fund was established to fully reserve for these disputed claims. Any remaining funds resulting from the Court disallowing any of these disputed claims will be disbursed pro rata to all allowed non-reinstated creditor claimholders as additional post-petition interest.

      Additionally, prepetition liabilities of approximately $4,957 consisting primarily of subordinated debentures owned by Wexford were satisfied by the issuance of preferred shares in the reorganized company. These shares were subsequently redeemed in May 1996.

      The subordinated debentures carried interest rates ranging from 7 3/4% to 11% up to the date of filing for bankruptcy, September 28, 1994.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

12.   Recourse Long-Term Debt

      Upon the parent company filing a petition for bankruptcy, all debt subject to compromise was reclassified to prepetition liabilities (see
      Note 11). On April 30, 1996, certain notes payable were cured and reinstated. Subsequently, an amount of $8,898 was reclassified back to long-term recourse debt from prepetition liabilities. Recourse long-term debt at June 30, 1995 consisted of only post-petition financing and of all subsidiary long-term recourse debt which was not part of the bankruptcy proceedings.

                                                                                        1996          1995
   Notes payable, due in monthly installments of principal plus interest at rates ranging from 8.3% to 13.48% maturing on various dates through March 2002.
                                                                                   $ 8,995          $ 4,739

   Capital lease obligations, due in monthly installments at rates up to 13.48%, maturing at various dates through December 2000, collateralized by certain energy and rental equipment having a net book
      value of $4,978 at June 30, 1996.                                              4,909            7,417

   New financing (b)                                                                60,000                -
                                                                                   -------          -------
                                                                                    73,904           12,156

   Less amounts classified as current (a)                                           (7,115)          (8,751)
                                                                                   -------          -------
                                                                                   $66,789          $ 3,405
                                                                                   =======          =======

      (a) As a result of defaults under certain of a subsidiary company's loan agreements, the Company reclassified $4,374 out of a long-term classification at June 30, 1995 for a total of $8,751 of its recourse debt as a current liability. Of this amount, approximately $2,383 was triggered by non-payment and the remainder, $1,991, was reclassified because of the Chapter 11 bankruptcy filing on September 28, 1994.

      (b) On May 23, 1996, Newark borrowed $60,000 in the form of a six-month term loan ("New Financing Proceeds") under the terms of a Credit Agreement ("the New Agreement") with a new lender and used the proceeds, among other things, to refinance the nonrecourse financing for the Newark project. The term loan was converted into a 15 year loan on July 11, 1996. The interest rate on the term loan at June 30, 1996 is LIBOR (5.43%) plus 1.125%. Current maturities of recourse debt excludes $57,000 of the six-month term loan based upon the terms of the refinancing under the New Agreement (see Note 31).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      Scheduled maturities of recourse long-term debt and capital lease obligations, including interest for the next five years and thereafter are as follows:

          Year Ending June 30,                  Recourse Long-Term Debt            Capital Leases

              1997                                         5,179                          2,455
              1998                                         4,535                          2,132
              1999                                         5,362                          1,096
              2000                                         4,968                             91
              2001                                         4,970                           -
              Thereafter                                  43,981                           -
      Interest component on
       capital leases                                      -                               (865)
                                                       ---------                       --------
                                                       $  68,995                       $  4,909
                                                       =========                       ========

      The Company incurred interest charges, exclusive of interest on nonrecourse project financing and the loans due NRG of $8,351, $9,925 and $9,802 in 1996, 1995 and 1994, respectively. Of these amounts $403 was capitalized in 1994. No amounts were capitalized in 1996 or 1995.

13.   Loans due NRG Energy, Inc.

      In accordance with the Plan, NRG and NRGG executed three loan agreements on April 30, 1996 (the "NRG - New Loans") with commitments of $45,000, $24,000 and $15,855 at annual interest rates of 9.5%, 9.5% and 9%, respectively. On April 30, 1996, the NRG funding included $71,240 drawn under these NRG - New Loans. The Company repaid $22,948 in May 1996 from the New Financing Proceeds.

      Current liabilities on the consolidated balance sheet at June 30, 1996 include $11,450 relating to the remaining disputed claims, professional fees, additional post-petition interest on prepetition obligations as well as certain administrative and priority claims relating to the bankruptcy proceeding. At June 30, 1996, restricted cash includes balances of $8,490 remaining in various escrow accounts established on April 30, 1996 under the Plan. There remains $13,615 in available borrowings under one of the New-NRG Loans, if needed, with interest at 9%, to provide a source of funds for any unfunded obligations from the final rulings of the Court.

      On August 30, 1995, the Company and NRG with the approval of the Court, entered into a Chapter 11 financing agreement ("DIP financing") which provided for a $3,000 commitment with interest at 2% over prime. The loan commitment was increased on February 22, 1996 by an additional $500. The Company made periodic drawdowns totaling $3,450 through the April

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      30, 1996 closing date. The DIP financing was repaid to NRG from the New Financing Proceeds in May 1996.

      On June 28, 1996, NRG advanced $53,388 to payoff the lender of the Parlin nonrecourse debt which included a $3,100 cost to terminate the interest rate swap agreement. The advance was subject to a loan modification agreement between NRG and the Company which obligated repayment on July 11, 1996 ("the Additional Funding Date") with interest at LIBOR (5.430% at June 30, 1996) plus 1.5% (see Note 31).

      At June 30, 1996, loans due NRG Energy, Inc. ("the Loans") consist of the following:

      NRG - New Loans, (at 9.5%)                                                              $  48,291
      Parlin's nonrecourse debt refinancing                                                      53,388
                                                                                              ---------
      Total Loans due NRG Energy, Inc.                                                          101,679
      Less current maturities                                                                     4,750
                                                                                              ---------
      Long-term portion                                                                       $  96,929
                                                                                              =========

      The Company received $95,000 on the Additional Funding Date under the New Agreement (see Note 31) and repaid NRG $87,291 on the Loans. Current maturities at June 30, 1996 of the loans have been reclassified to long term to the extent and terms of the refinancing under the New Agreement. The balance of the Loans not repaid ($14,388) has a maturity date of April 30, 2001.

      Interest expense in fiscal 1996 includes $1,098 attributable to the loans due NRG.

14.   Nonrecourse Project Financing

      Nonrecourse project financing was refinanced in 1996 and consisted of the following at June 30, 1995:

      Newark project (a)                                                  $  25,010
      Parlin project (b)                                                     60,310
                                                                          ---------
                                                                             85,320
      Less current portion                                                  (85,320)
                                                                          ---------
                                                                          $   -
                                                                          =========

      The nonrecourse project financing agreements contained various restrictive covenants which were the maintenance of positive working capital, limitation on the payment of dividends or other distributions to the Company and a restriction on additional borrowings by the project subsidiaries.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)


      At June 30, 1995, both the Newark and Parlin projects were in default of the covenant which requires the maintenance of positive working capital and accordingly, classified the entire amounts outstanding as short-term debt due to a default of positive working capital.

      (a) The Newark project financing was an obligation of O'Brien (Newark) Cogeneration, Inc. ("Newark"), a wholly- owned subsidiary of the Company, converted from a nonrecourse construction loan to a nonrecourse 12-year term loan in October 1990. On June 6, 1995, Newark executed a Settlement and Restructuring Agreement which, among other things, allowed monthly predetermined cash distributions to the Parent, accelerated the maturity date to January 1997, provided for escalating interest rate margin increases throughout the remaining term of the loan and obligated that Newark's monthly "excess cash," as defined, be applied as additional principal payments on the term loan. Previously, the term loan provided for a variable interest rate tied to either LIBOR or the prime rate. During 1996, 1995 and 1994, $1,753, $2,065 and $1,693, respectively, of interest costs were incurred pursuant to the project financing.

           On May 23, 1996, the Company used the New Financing Proceeds, among other things, to refinance the Newark nonrecourse project finance debt (see Note 31).

      (b) The Parlin financing was an obligation of O'Brien (Parlin) Cogeneration, Inc. ("Parlin"), a wholly-owned subsidiary of the Company, converted from a nonrecourse construction loan to a nonrecourse 12-year term loan in December 1990. Through the use of an interest rate swap agreement, a portion of the term loan had a fixed interest rate of approximately 11% per annum. The balance of the loan had a variable interest rate tied to LIBOR. During 1996, 1995 and 1994, $5,730, $6,470 and $6,633, respectively, of interest costs were incurred pursuant to the term loan which includes $1,642, $2,050 and $3,253 for 1996, 1995 and 1994, respectively, of costs associated with the interest rate swap agreement.

           On June 28, 1996, NRG purchased the outstanding Parlin nonrecourse project debt from the lender and paid a $3,100 brokerage fee to terminate the interest rate swap agreement. On July 11, 1996, the Company borrowed $95,000 under the terms of the New Agreement and used the proceeds, among other things, to repay NRG for the funds advanced on June 28, 1996 (see Notes 13 and 31).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

15.   Stockholders' Equity

      Preferred stock
      NRGG's Certificate of Incorporation authorizes the issuance of an aggregate of 20,000,000 shares of Preferred Stock, par value $.01 per share, from time to time in series. The Board of Directors is authorized to fix the voting rights, designations, powers, preferences, and other rights, and the qualifications, limitations or restrictions of any such series, and to fix the number of shares constituting such series.

      On April 30, 1996, the Board of Directors authorized the designation of 50,000 shares as a Series A 13.5% cumulative preferred stock, par value $.01. Simultaneously, the Company issued 49,574 shares to Wexford in satisfaction of $4,957 of prepetition unsecured claims allowed by the Court. The preferred shares were subsequently reacquired in May 1996 and paid along with $57 in dividends from the New Financing Proceeds.

      Common stock
      On April 30, 1996, the outstanding Class A and Class B common shares of the Company were canceled and became exchangeable for a new single issue of common stock ("New Common Stock") of NRGG. NRGG authorized 50,000,000 shares, par value $.01. NRGG issued 6,474,814 common shares of which 2,710,357 (41.86%) were purchased by NRG and the remaining 3,764,457 shares (58.14%) became issuable to the existing shareholders of the Company. Holders of the Company's Class A and Class B shares also became entitled to receive an aggregate $7,500 (approximately $.44 cents per old share) from NRG payable to shareholders when the old common shares were submitted to the transfer agent for exchange.

      Except for voting and conversion privileges, shares of Class A and Class B common stock were identical.

      Outstanding shares at June 30, 1996 and 1995 amounted to the following:

                                                                     1996             1995

      New Common Stock                                               6,422,014             -
                                                                 =============    =============
      Class A common stock                                                -          12,965,397
                                                                 =============    =============
      Class B common stock                                                -           3,905,770
                                                                 =============    =============

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      O'Brien Energy Services Company ("OES"), a wholly-owned subsidiary, owned 75,000 shares of Class A common stock and 165,000 shares of Class B common stock at the date of its acquisition by the Company. On April 30, 1996, these shares were converted into 52,800 shares of New Common Stock. Outstanding shares at June 30, 1996 and 1995 exclude the stock owned by OES.

      Other

      The other component of stockholders' equity includes the cumulative foreign currency translation adjustment of ($785), ($562) and ($587) at June 30, 1996, 1995 and 1994, respectively, and treasury stock of $64 at June 30, 1995 and 1994. Treasury stock at June 30, 1995, is recorded at cost, and consisted of 15,200 shares of Class A common stock which were retired on April 30, 1996.

      Net earnings (loss) per share

      Net earnings (loss) per share have been restated for all periods presented to reflect the new common shares issued under the terms of the Plan. Management expects a further dilution of earnings (loss) per common share in future periods because the purchase of 2,710,357 common shares by NRG on April 30, 1996 impacts the weighted average shares outstanding computation for only two months of the 1996 fiscal year.

16.   Stock Options

      In connection with NRG's assistance with the Gray's Ferry project, its financing and the Note (see Note 8), the Company granted NRG the right, approved by the Court in March 1996, to convert a portion of borrowings under the Note to New Common Stock of NRGG. The option agreement provides that NRG can convert $3,000 of borrowings under the Note for New Common Stock which would equal, on a fully diluted basis, 5.76% of the common stock (396,301 new common shares) issued on April 30, 1996. No amounts have been borrowed under the Note.

17.   Business Interruption Insurance Claims

      During 1995 and 1994, energy revenues include $1,035 and $1,706 received under net business interruption insurance claims associated with the Newark and Parlin cogeneration plants.

18.   Amortization of Cost in Excess of Net Assets Acquired

      Amortization of excess of cost in investment in subsidiaries over net assets acquired amounted to $1,987 in 1995 and $98 in 1994. Included in fiscal 1995 amortization is $1,888 which

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      related primarily to the unamortized value assigned to an acquired subsidiary's heat recovery technology which management deemed not realizable.

19.   Amendment to Newark and Parlin Power Purchase Agreement

      The Company renegotiated the Power Purchase Agreements ("PPAs") for the Parlin and Newark cogeneration projects effective on May 1, 1996. The primary commercial difference is that under the amended PPAs, the project's customer supplies and pays for the cost of fuel with a commensurate reduction in the energy rate. Until May 1, 1996, Newark and Parlin have incurred the cost of fuel as well as the risk of fluctuating fuel prices. Although energy revenues as well as cost of energy revenues will decrease under the amended contracts, management believes that operating gross profit margins will remain similar to historical results. However, margin fluctuations attributable to periodic swings in fuel costs will be eliminated.

      Additionally, Parlin relinquished its claim to qualifying facility status and filed rates as a public utility under the Federal Power Act.
      However, Parlin has been determined to be an exempt wholesale generator
      (EWG). The Parlin project has also changed from a full base load operation to a partial base load/partial dispatchable project.

20.   Development Fees and Other

      In September 1994, the Company sold its rights to develop a 14 megawatt standby electric facility project for $1,762.

      In June 1994, the Company sold its rights to develop a standby/peak shaving project for a $5,000 cash payment which is included in development fees and other income. The costs associated with the development rights were insignificant.

      In August 1993, the Company entered into an arrangement with an unrelated third party joint venture to sell substantially all proved and unproved coalbed methane gas properties for $6,500. The Company received $2,000 in cash and a production payment note receivable of $4,500. In addition, the Company agreed to contribute up to $800 to complete non-producing wells into commercial wells. The Company discounted the note in fiscal 1994 to an estimated net realizable value. Fiscal 1994 development fees and other includes $5,121 of revenues recognized in connection with this sale. In May 1994, the joint venture filed a complaint with the American Arbitration Association. The Company subsequently counterclaimed. On March 31, 1995, a settlement agreement was executed with the joint venture to resolve all disputes in which the Company accepted responsibility for $1,166 in cost reimbursement toward completion on non-producing wells with interest at prime plus 5%. The joint venture accepted an assignment of any and all payments due the Company on the note receivable in satisfaction of the obligation until the sums withheld satisfy the obligation plus all accrued

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      interest. Until the obligation is satisfied, the Company has no rights to the net revenues, as defined, nor can the note receivable be sold, pledged or assigned. The joint venture is not entitled to look to the Company for the payment of any cost obligations. Only after recoupment of the chargeback obligation, will payment on the note receivable be paid from a percentage of net revenues, as defined, from the coalbed methane properties until the earlier of (1) the note is paid in full or (2) 10 years. At June 30, 1995, the Company reduced the carrying value of the note by the cost obligation and fully reserved the balance.

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

      During 1996, 1995 and 1994 the Company recognized approximately $2,531, $2,975 and $4,015, respectively, of revenues associated with the sale of natural gas to the Artesia project under a fuel management contract. The costs associated with the fuel transactions amounted to $2,531, $2,975 and $4,015, respectively.

21.   Sale of Subsidiaries to NRG

      Under the terms of the Plan, NRG purchased the stock of 10 wholly-owned subsidiaries from the Company for $7,500 on April 30, 1996. The companies sold (collectively "the Subsidiaries") were O'Brien Biogas I (SKB), O'Brien Biogas Inc. VI, O'Brien Biogas (Mazzaro) Inc., O'Brien Biogas (Corona) Inc., O'Brien Biogas Inc. IV, O'Brien Biogas (Hackensack) Inc., O'Brien Biogas Inc. III (Atochem), O'Brien Biogas VII, O'Brien Cogen Inc. II (Artesia) and O'Brien Standby Power Energy, Inc.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      The Subsidiaries sold include all of the Company's landfill gas projects (operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project ready for service on December 31, 1995. The fiscal 1996 consolidated statement of operations includes $982 in revenues associated with the Subsidiaries through April 30, 1996 when sold at their basis.

22.   Involuntary Conversion Gain

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

23.   Income Taxes

      Income (loss) before income taxes consists of:


                                                                     1996             1995            1994
      United States                                               $  (18,054)    $   (38,225)      $  (12,657)
      Foreign                                                           (122)            (14)          (1,931)
                                                                  ----------     -----------       ----------
                                                                  $  (18,176)    $   (38,239)      $  (14,588)
                                                                  ==========     ===========       ==========

      The income tax provision consists of:

                                                                     1996             1995            1994
          Current income taxes:
             Federal                                              $   -          $    -            $   -
             State                                                       792             402           -
             Foreign                                                  -               -                -
                                                                  ----------     -----------       ----------
             Subtotal                                                    792             402           -
          Deferred income taxes:
             Federal                                                    (493)            912
             State                                                      (411)          1,366
             Foreign                                                  -               -
                                                                  ----------     -----------       ----------
             Subtotal                                                   (904)          2,278            1,913
          Current benefit of operating loss carryforwards:
             Federal                                                  -               -                -
             State                                                      (351)         -                -
             Foreign                                                  -               -                -
                                                                  ----------     -----------       ----------
             Subtotal                                                   (351)         -                -
          Total income tax provision                              $     (463)    $     2,680       $    1,913
                                                                  ==========     ===========       ==========

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A summary of the components of the net deferred tax assets and liabilities follows:

                                                                           1996         1995
          Deferred income tax liabilities:
             Property, plant & equipment                              $   (18,109)   $  (20,022)
                                                                      -----------    ----------
          Total deferred tax liabilities                                  (18,109)      (20,022)
                                                                      -----------    ----------
          Deferred income tax assets:
             Net operating loss carryforwards                              28,219        25,241
             Alternative minimum tax credits                                   84            84
             Investment tax credits                                         1,622         1,622
             Miscellaneous                                                  5,521         6,848
             Valuation allowance                                          (31,519)      (28,859)
                                                                      -----------    ----------
          Total deferred tax assets                                         3,927         4,936
                                                                      -----------    ----------
          Net deferred income tax liabilities                         $   (14,182)   $  (15,086)
                                                                      ===========    ==========

      The increase in the valuation allowance from 1995 to 1996 is due primarily to the uncertainty of being able to realize the benefits associated with loss carryforwards generated in 1996.

      The difference between the provision calculated at the U.S. federal statutory tax rate and the Company's effective tax rate is reconciled below:

                                                                           1996        1995          1994
      Income tax (benefit) on the
          amount of Federal statutory rate                              $  (6,180)  $  (13,001)    $  (4,959)
      State income taxes (benefit)                                            252         (286)          387
      Current benefit of state operating
          loss carryforwards                                                 (232)        -             -
      Operating income tax losses with
          no current tax benefit (federal & state)                          3,204        2,272         5,759
      Other increase (decrease) in valuation allowance                       (544)       6,233          -
      Excess liabilities                                                     -           4,000          -
      Reorganization costs                                                  2,636        1,712          -
      Other                                                                   401        1,750           726
                                                                        ---------   ----------     ---------
      Total income tax provision (benefit)                              $    (463)  $    2,680     $   1,913
                                                                        =========   ==========     =========

      At June 30, 1996, the Company has federal net operating loss carryforwards available to offset future regular taxable income and investment tax credit carryforwards available to offset future

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      regular or alternative minimum federal income taxes payable. These carryforwards expire as follows:

                                                         Net Operating Loss            Investment Tax
        June 30,                                            Carryforwards           Credit Carryforwards
        --------                                            -------------           --------------------

          1997                                                $  -                        $ -
          1998                                                   -                              57
          1999                                                   -                             138
          2000                                                      400                        255
          2001                                                      792                        240
          2002                                                    2,325                        409
          2003                                                    3,729                         82
          2004                                                    1,725                        174
          2005                                                    5,010                         52
          2006                                                   13,327                        215
          2007                                                    4,607                     -
          2008                                                   15,741                     -
          2009                                                   11,644                     -
          2010                                                    6,608                     -
          2011                                                    8,117                     -
                                                              ---------                   --------
                                                              $  74,025                   $  1,622
                                                              =========                   ========

      The Company has $43,393 of state net operating loss carryforwards available to offset state taxable income. These carryforwards will expire starting in 1997 and will continue to expire through 2011. The Company also has unused net operating loss carryforwards for United Kingdom income tax purposes of approximately $1,711. For United Kingdom tax purposes these losses can be carried forward and can be used to offset future taxable income. Based upon the weight of available negative evidence, it is more likely than not that the deferred tax assets will not all be realized. Accordingly, the Company has established a partial valuation allowance against the federal and state loss and tax credit carryforwards and a full valuation allowance against the United Kingdom loss carryforwards.

      Additionally, a federal alternative minimum tax may be imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. For alternative minimum tax purposes, loss carryforwards may offset only 90% of the Company's alternative minimum taxable income. The net operating loss carryforwards for alternative minimum tax purposes are approximately $38,155 at June 30, 1996. In 1992, the Company was subject to the alternative minimum tax which resulted in an alternative minimum tax expense of $84. This amount will be allowed as a credit carryover against future regular income tax expense and is not subject to expiration.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      Under the Plan, approved on January 18, 1996 by the Court, NRG acquired a 41.86% equity interest in the Company. This acquisition, along with other shifts in shareholders' stock holdings, amounted to more than a 50% change in ownership in the Company over a three year period. Under the general net operating loss and tax credit carryover rules, the utilization of the losses and tax credits would be limited. However, the Internal Revenue Code provides an exception to the general rules for loss corporations that undergo an ownership change by reason of certain bankruptcy proceedings. The Company believes it qualifies for the bankruptcy exception and its net operating loss and tax credit carryforwards are not subject to the change of ownership limitations. The bankruptcy exception rules also provide that if a subsequent ownership change should occur within the two years following the bankruptcy protected change, the benefits of the bankruptcy exception will be lost and the Company's net operating loss and tax credit carryforwards will be effectively eliminated.

      The increase in the valuation allowance from 1994 to 1995 is due primarily to the uncertainty of being able to realize the benefits associated with loss carryforwards and future net deductible temporary differences generated in 1995 and an increased valuation allowance against the benefits associated with loss carryforwards generated prior to 1995.

24.   Transactions with Related Parties

      PoweRent Limited ("PoweRent") is 50% owned by the Company and 50% by an officer of a wholly-owned subsidiary. Amounts receivable from or payable to related parties are noninterest bearing and are classified as current, as settlement is expected to occur within one year.

      A summary of activity with related parties is as follows:

      (1) NRG provided the Company with a total of $128,078 in loans during 1996 in addition to funding a capital contribution of $21,178. Interest expense includes $1,098 attributable to the loans. Selling, general and administrative expenses include $129 for reimbursement of services provided by NRG to the Company in fiscal 1996 under the terms of a management services agreement.

      (2) The Company leased office space until May 10, 1996 from Pennsport Partnership, a Pennsylvania partnership in which the former
          Chief Executive Officer and former Principal Stockholder ("FCEO") of the Company has a 50% ownership interest. Rental expense for 1996, 1995 and 1994 was $152, $242 and $289, respectively. The Company also leases office space from Christiana River Holdings, Ltd., an entity owned by the FCEO. Rental expense was $150 for each fiscal 1996, 1995 and 1994.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      (3) In 1996, the Company recognized $1,039 of revenue by selling equipment and related services to PoweRent. The cost of the equipment and related service was $940.


      (4) The Company was charged commissions by O'Brien Power Systems, Inc. of $647 in fiscal 1994 in connection with equipment sales and services provided to third parties.

      (5) In September 1993, O.B. Power Plant Limited, a wholly-owned (U.K. subsidiary), ("Puma"), purchased its executive offices and its principal facility located in Ash, Canterbury, Kent, United Kingdom from III Enterprises Limited, an entity owned by the FCEO of the Company for approximately $800. The Company estimated a fair value of these facilities at approximately $1,100. However, predecessor cost of $498 was used to capitalize the assets purchased and the excess of the purchase price over III Enterprises Limited's historical net book value was reflected as an increase in the accumulated deficit. Prior to September 1993, Puma leased the facility from III Enterprises Limited with rental expense amounting to $66 in fiscal 1994.

      (6) At June 30, 1995, the Company had notes receivable totaling $238 from a former officer of the Company. The notes were unsecured with interest at 8.25% per annum. At June 30, 1995, the Company established a reserve for the notes and accrued interest to reflect a court approved stipulation agreement between the Official Committee of Unsecured Creditors ("the Committee") and the former officer whereby, in consideration of the notes, the former officer agreed to withdraw his claim against the Company and assist the Committee with its prosecution of objections to certain identified disputed claims in the bankruptcy proceedings.

      (7) Wexford was issued 49,574 shares of NRGG 13.5% cumulative Series A preferred stock on April 30, 1996 in satisfaction of $4,957 in prepetition liabilities approved by the Court as allowed claims. In May 1996, the Company reacquired the preferred shares for $4,957 and paid $57 in dividends. Additionally, the Company paid Wexford a $200 administrative fee approved by the Court. Wexford has been designated as the exclusive liquidator of the Company's Liquidating Assets (see
          Note 1).

      In addition, the Company has had transactions with projects structured as partnerships in which the Company had or retains a general partnership interest (see Note 8).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

25.   Segment Information and Major Customers

      The Company operates principally in two industry segments: the development and ownership of cogeneration, standby/peak shaving projects and until April 30, 1996, the biogas projects (energy) and the selling and renting of power generation, cogeneration and standby/peak shaving equipment and services (equipment sales, rental and services). Information with respect to the segments of the business is as follows:

                                                                   1996          1995           1994

      Revenues:
          Energy                                                $   69,308    $   80,246   $    76,913
          Equipment sales, rental and services                      27,239        22,001        29,676
                                                                ----------    ----------   -----------
                                                                $   96,547    $  102,247   $   106,589
                                                                ==========    ==========   ===========
      Identifiable assets:
          Energy                                                $  142,390    $  164,243   $   180,329
          Equipment, sales, rental and services                     21,342        22,866        47,329
          Corporate assets                                          14,430         2,639        10,158
                                                                ----------    ----------   -----------
                                                                $  178,162    $  189,748   $   237,816
                                                                ==========    ==========   ===========

      Operating income (loss):
          Energy                                                $   16,785    $   19,642   $    10,280
          Equipment sales, rental and services                        (754)      (20,265)       (4,874)
          General corporate expenses                                (4,029)      (11,254)       (8,921)
                                                                ----------    ----------   -----------
                                                                $   12,002    $  (11,877)  $    (3,515)
                                                                ==========    ==========   ===========
      Depreciation and amortization expense:
          Energy                                                $    7,123    $    7,259   $     7,345
          Equipment sales, rental and services                         756         1,494         2,171
          Not allocable                                                 82           250         1,486
                                                                ----------    ----------   -----------
                                                                $    7,961    $    9,003   $    11,002
                                                                ==========    ==========   ===========

      Revenue by segment consists of sales to unaffiliated customers; intersegment sales are not significant. For the purpose of this presentation, development and other fees are considered revenues of the energy segment.

      Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets are those not used in the operations of a specific segment and consist primarily of cash, notes receivable and deferred financing costs. Investments in limited partnerships are included in the identifiable assets of the energy segment.

      Selling, general and administrative expenses have been allocated to the individual segments on the basis of segment revenues and geographical location.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)


      Information with respect to the Company's geographical areas of business is as follows:

                                                                   1996          1995           1994
      Revenues:
          United States                                         $   82,917    $   89,332   $    93,090
          United Kingdom                                            13,630        12,915        13,499
                                                                ----------    ----------   -----------
                                                                $   96,547    $  102,247   $   106,589
                                                                ==========    ==========   ===========
      Net income (loss):
          United States                                         $  (17,591)   $  (40,905)  $   (14,570)
          United Kingdom                                              (122)          (14)       (1,931)
                                                                ----------    ----------   -----------
                                                                $  (17,713)   $  (40,919)  $   (16,501)
                                                                ==========    ==========   ===========
      Identifiable assets:
          United States                                         $  169,657    $  179,793   $   230,343
          United Kingdom                                             8,505         9,955         7,473
                                                                ----------    ----------   -----------
                                                                $  178,162    $  189,748   $   237,816
                                                                ==========    ==========   ===========

      Revenues from one energy customer accounted for 62%, 65% and 53% of 1996, 1995 and 1994 revenues, respectively.

26.   Operating Leases

      The Company leases equipment and primarily conducts its operations in leased facilities which expire on various dates through the year 2000. Under the terms of most of the lease agreements, the Company is required to pay taxes, insurance, maintenance and other operating costs of the facilities. The total minimum annual lease payments under non-cancelable operating lease agreements are as follows:

                Year Ending June 30,
                        1997                                $    506
                        1998                                     435
                        1999                                     368
                        2000                                     291
                        2001                                      60
                    Thereafter                                  -
                                                            --------
                                                            $  1,660
                                                            ========

      Total rental expense under various operating leases was approximately $804, $1,300, and $1,308 in 1996, 1995 and 1994, respectively.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

27.   Statements of Cash Flows

      Supplemental disclosure of cash flow information:

                                                                   1996          1995           1994
      Interest paid during the year, net of amounts
       capitalized                                              $   18,926    $   11,869   $    13,027

      Supplemental schedule of noncash investing and financing activities:


                                                                   1996          1995           1994
      Transfer of project development costs to property,
         plant and equipment                                    $   -         $    -       $       176
      Reduction of property, plant and equipment
         resulting from the settlement of litigation                -              -             2,400
      Notes receivable in connection with the
         sale of projects                                           -             (3,121)        3,121

28.   Litigation

      Hawker Siddeley

      The Company was involved in litigation with Hawker Siddeley Power Engineering, Inc. ("Hawker"), the turnkey contractor for the Parlin (the "Parlin Action") and former Salinas projects (the "Salinas Action"). In the aggregate, Hawker's lawsuits, as amended, sought compensatory damages of $15,000 and $3,000 from the Parlin and former Salinas Projects, respectively. In May 1994, Parlin, O'Brien Cogeneration Inc. II, wholly-owned subsidiaries, and NRG Generating (U.S.) Inc. entered into a settlement agreement with Hawker Siddeley, Power Engineering, Inc., the ("Hawker Settlement Agreement"), other than a $1,500 Promissory Note issued by the Company to Hawker Siddeley, no money was exchanged and O'Brien (Parlin) Cogeneration, Inc. was not obligated to pay the $5,100 contract price withheld and all parties dismissed their claims related to the Parlin Action. Pursuant to the Hawker Settlement Agreement, the Salinas Action, prior to being dismissed, required that the first payment under the Promissory Note be paid by October 6, 1994.

      The Promissory Note became subject to the bankruptcy proceedings on September 28, 1994 and was subsequently paid with post-petition interest on April 30, 1996.

      Newark Fire Deaths

      During September 1993 to November 1993, three actions were filed against Newark by survivors of three employees of the independent operator of the Newark Cogeneration facility who were killed as the result of a fire which occurred at the facility in December 1992. All three actions were settled and covered in full by the Company's insurance carrier.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

      Other Proceedings

      On July 27, 1994, an alleged stockholder of the Company filed suit seeking money damages in an amount allegedly sustained by the stockholder. On September 15, 1994, two alleged debenture holders filed suit seeking money damages in an amount allegedly sustained by debenture holders who purchased debentures from September 28, 1992 through April 12, 1994. The complaints name as defendants NRGG and certain of its former officers and former directors. The complaints allege that NRGG and the other defendants violated the Securities Exchange Act of 1934 and disseminated or were responsible for the disseminating of a series of false and misleading statements concerning the Company's business, results of operations and future prospects. The Court, by its confirmation order dated February 13, 1996, limited the rights of these claimants against the reorganized Company to the extent of any recoveries available to the Company under the insurance policies providing any insurance coverage in respect to such claims.

      The reorganized Company is continuing its dispute of certain prepetition claims as well as certain administrative priority claims filed with the Court. Although the Company cannot give definitive assurance regarding the ultimate resolution of the various claims described above, the Company does not presently believe the matters described above or the resolution thereof will have a material adverse impact on the Company's financial statements.

29.   Disclosures about Fair Value of Financial Instruments
      The following disclosures of the estimated fair value of financial instruments have been determined based on the Company's assessment of available market information and appropriate valuation methodologies.

                                                                               Carrying           Fair
      June 30, 1996                                                             Amount           Value

      Assets:
          Cash and cash equivalents(1)                                        $   5,022         $   5,022
          Restricted cash and cash equivalents(1)                                 8,719             8,719
          Accounts receivable(1)                                                 11,627            11,627
          Receivable from related parties(1)                                        461               461
          Notes receivable(1)                                                     1,115             1,115

      Liabilities:
          Accounts payable(1)                                                     8,708             8,708
          Short-term borrowings(1)                                                1,793             1,793
          Recourse long-term debt(1)                                             73,904            73,904
          Prepetition liabilities(2)                                              1,735             1,735
          Loans due NRG Energy, Inc.                                            101,679           101,679

      (1) The carrying amount of these items are a reasonable estimate of their value as of June 30, 1996.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)



      (2) Prepetition liabilities are stated at the value of the amount expected to be approved by the Court as allowed claims. Under the NRG
          Plan primarily all allowed claims will be paid in full, along with post-petition interest.

      Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature, involve uncertainties and are matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

30.   Minority Interest

      On November 12, 1993, the Company sold the capital stock of O'Brien (Philadelphia) Cogeneration, Inc. ("OPC") and Philadelphia BioGas Supply, Inc. ("PBG"), wholly-owned subsidiaries, and issued 5.5 million warrants for Class A common stock to entities controlled by an unrelated private investor for $5,000 in cash. The warrants were exercisable at prices ranging from $4.00 to $6.00 per share and assigned a value of $1,300 which was reflected in additional paid-in capital. The primary assets of OPC and PBG consist of a 20-year energy service agreement and a digester gas supply agreement with the Philadelphia Municipal Authority.

      On August 5, 1994, the Company exercised its option to repurchase 83% of OPC and PBG for $5,000. The Company continued to own and rent to OPC and PBG the facilities and all related generation and associated equipment to the project during the period the project was owned by the unrelated private investor and accordingly recognized rental revenues of approximately $254 and $2,187 in fiscal 1995 and 1994, respectively. Additionally, fiscal 1995 interest expense includes $1,050 paid to the private investor to extend the Company's reacquisition option period to August 1994.

      The repurchase agreement obligates OPC to distribute quarterly, 17% of its net earnings, as defined. These distributions totaled $227 and $209 in fiscal 1996 and 1995, respectively, and are recorded as interest expense in the consolidated statement of operations. The 17% minority interest retained by the private investor is represented by 100 shares of OPC series A preferred stock, $.01 par value and redeemable by the Company at its option for a price, as defined, equal to 17% of the present value of the projected income stream of the project as set forth in the repurchase agreement. The private investor can also obligate the Company, upon certain events of default, to repurchase all, but not less than all, of the outstanding preferred stock at 60% of the Company's redemption price. The Company's redemption price at June 30, 1996 was approximately $2,105. There are no events of default.

      The Company's Class A common stock warrants issued to the private investor were terminated on the April 30, 1996 closing date under the terms of the Plan.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements
June 30, 1996

(Dollars in thousands)

31.   Subsequent Events

      New Project Financing

      On May 17, 1996, the Company entered into a Credit Agreement with a new lender. The Credit Agreement established provisions for a $155,000, fifteen year loan and a $5,000, five year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the Company's option, either LIBOR plus a 1.125% margin or a defined base rate plus a .375% margin, in either case with nominal margin increases in the sixth and eleventh year. Concurrently with the Credit Agreement, the Company entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement, which fixes the interest rate on such portion of the outstanding principal at 6.9% plus the margin. On July 11, 1996, the New Agreement became a joint and several liability of both the Newark and Parlin projects.

      On May 23, 1996, Newark borrowed $60,000 in the form of a temporary six-month term loan under the terms of the Credit Agreement. Also effective May 23, 1996, NRG guaranteed payment of pre-existing liabilities of Newark and Parlin up to $5,000 which will be reduced as certain defined milestones are reached and will be eliminated no later than May 23, 2001. The proceeds were used, among other things, to repay the Newark nonrecourse project financing and the DIP financing, redeem the Wexford preferred stock, and to reduce the NRG-New Loans.

      On July 11, 1996, an additional $95,000 was borrowed pursuant to the Credit Agreement and combined with Newark's six month term loan which was converted into a $155,000 15 year amortizing term loan under the terms of the Credit Agreement. Proceeds of this borrowing were used to repay $53,388 advanced by NRG on June 28, 1996 for Parlin's nonrecourse debt refinancing, $33,904 was repaid on the NRG-New Loans and the balance was used for various obligations of NRGG as well as funding certain required restricted cash reserve accounts at Parlin and Newark under the terms of the Credit Agreement. Also effective July 11, 1996, NRGG guaranteed repayment of up to $25,000 of the term loan and that payment of all income and franchise taxes of Parlin and Newark would be paid when due. NRG is required to maintain an investment of not less than $29,000 in the Company during the term of the Credit Agreement. Collateral for the term loan includes a perfected first security interest on all assets of Newark and Parlin and a pledge of all capital stock of both Newark and Parlin.

                         INDEPENDENT ACCOUNTANTS REPORT


The Board of Directors and Stockholders
NRG Generating (U.S.) Inc.

We have audited the accompanying consolidated statement of operations, of stockholders' equity and of cash flows of NRG Generating (U.S.) Inc. and subsidiaries ("Company") (formerly known as O'Brien Environmental Energy, Inc.) for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated stockholders' equity of NRG Generating (U.S.) Inc. and subsidiaries as of June 30, 1994 and the consolidated results of their operations, changes in their stockholders' equity and their cash flows for the year ended June 30,1994 in conformity with generally accepted accounting principles.

As discussed in Note 28 to the consolidated financial statements, the Company is a defendant in several lawsuits. The ultimate outcome of the litigations cannot presently be determined. Accordingly, no provisions for any liabilities that may result has been made in the accompanying consolidated statements for the year ended June 30, 1994.

The accompanying consolidated statement of operations, of stockholders' equity, and of cash flows for the year ended June 30, 1994 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant operating problems and setbacks which have contributed to its losses and liquidity problems. Further, O'Brien Environmental Energy, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court on September 28, 1994. These events and circumstances, including the Company's highly leveraged capital structure, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1 to the consolidated financial statements. The consolidated statement of operations, of stockholders' equity, and of cash flows for the year ended June 30, 1994 do not include any adjustments that might result from the outcome of this uncertainty.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
October 7, 1994

                               INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION
-----------  ------------

2.1          Amended and Restated Stock Purchase and Reorganization
             Agreement (including, without limitation, Exhibit A (Co-Investment Agreement between NRG Energy, Inc. and the Company dated April 30,
             1996); Exhibit B (Chapter 11 Financing Agreement between NRG Energy, Inc. and the Company dated August 30, 1996); Exhibit C (Liquidating Asset Management Agreement between NRG Generating (U.S.), Inc. and Wexford Management Corp. dated April 30, 1996) and Exhibit D (Management Services Agreement) dated as of January 31, 1996, by and between NRG Energy, Inc. and O'Brien Environmental Energy, Inc.) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

2.2 Order Confirming Composite Fourth Amended and Restated Plan of Reorganization for O'Brien Proposed by O'Brien, the Official Committee of Equity Security Holders, Wexford Management Corp., and NRG Energy, Inc. dated February 13, 1996 and entered on February 22, 1996, and filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

2.3 Composite Fourth Amended and Restated Plan of Reorganization for O'Brien Environmental Energy, Inc., dated January 31, 1996, proposed by O'Brien Environmental Energy, Inc. the Official Committee of Equity Security Holders, Wexford Management Corp., and NRG Energy, Inc., and filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

3.2 Bylaws of the Company filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

3.3          Preferred Stock Certificate of Designation of the Company filed as
             Exhibit 3.3 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

10.1* Amended and Restated Stock Purchase Agreement and Reorganization Agreement, dated as of January 31, 1996, by and between NRG Energy, Inc. and O'Brien Environmental Energy, Inc.

10.2 Supplemental Loan Agreement dated April 30, 1996, between NRG Energy, Inc. and the Company filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

10.3 Loan Agreement dated April 30, 1996, between NRG Energy, Inc. and the Company filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

10.4 NRG Newark Cogen Loan Agreement dated April 30, 1996, between NRG Energy, Inc. and the Company, and filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by reference.

10.5* Credit Agreement by and among NRG Generating (Newark) Cogeneration Inc. and NRG Generating (Parlin) Cogeneration Inc., Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lender, and Credit Suisse, as Agent, dated as of May 17, 1996.

10.6* Guaranty dated as of May 17, 1996 by NRG Energy, Inc., as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.

10.7* Guaranty dated as of June 28, 1996 by NRG Generating (U.S.) Inc., as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.

10.8* Tax Indemnification Agreement among NRG Generating (Newark) Cogeneration Inc., NRG Generating (Parlin) Cogeneration Inc., NRG Generating (U.S.) Inc. and Credit Suisse, as Agent.

21           List of Subsidiaries of the Registrant

23.1         Consent of Price Waterhouse LLP

23.2         Consent of Coopers & Lybrand LLP


*  To be filed by amendment.