Form 10-Q
period 1996-09-30
NRG GENERATING U S INC
filed 1996-11-14
CIK 795185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

_ TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO

  Commission File Number 1-9208

                           NRG Generating (U.S.) Inc.
               (Exact name of Registrant as Specified in Charter)

             Delaware                            59-2076187
   (State or other jurisdiction               (I.R.S. Employer
         of incorporation)                   Identification No.)
                                ___________

                       1221 Nicollet Mall, Suite 610
                        Minneapolis, Minnesota 55403
             (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code: (612) 373-5300

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to such filing requirements  for  the  past  90
days.    Yes     X   No

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  X  Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,440,762 shares of Common Stock, $0.01 par value per share, as of November 11, 1996.

                           NRG GENERATING (U.S.) INC.
                                    FORM 10-Q
                               September 30, 1996

                                      INDEX


                                                                   Page
Part I - Financial Information:

     Item 1.  Financial Statements                                   2

     Consolidated Statements of Operations -
     Three months ended September 30, 1996 and September 30, 1995    2
          Consolidated Balance Sheets -
            September 30, 1996 and June 30, 1996                     3
          Consolidated Statements of Cash Flows -
     Three months ended September 30, 1996 and September 30, 1995    4
          Notes to Consolidated Financial Statements                 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7


Part II - Other Information

     Item 1.  Legal Proceedings                                     13

     Item 6.  Exhibits and Reports on Form 8-K                      13

     Signature                                                      14

     Exhibit Index                                                  15

                                     PART 1

                              FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                           NRG GENERATING (U.S.) INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                Three Months Ended
                                                          September 30,     September 30,
                                                              1996              1995

REVENUES:
 Energy.........................................        $        11,564   $        19,776
 Equipment, sales and services..................                  6,552             5,701
 Rental.........................................                    596               509
 Development fees and other.....................                    997               837

   Total revenues...............................                 19,709            26,823

COST OF SALES:
 Energy.........................................                  4,155             9,886
 Equipment, sales and services..................                  5,222             5,072
 Rental.........................................                    462               337
 Development fees and other.....................                    981               777

   Total cost of sales..........................                 10,820            16,072

   Gross profit.................................                  8,889            10,751

 Selling, general and
  administrative expenses.......................                  2,281             2,391

   Income from operations.......................                  6,608             8,360

 Interest and other income......................                    167               333
 Reorganization costs...........................                      -            (1,176)
 Interest and debt expense......................                 (3,374)           (4,648)

   Earnings before income taxes.................                  3,401             2,869

PROVISION FOR INCOME TAXES......................                    238               298

   Income before extraordinary item.............                  3,163             2,571

Extraordinary item, net of income taxes.........                  1,643                 -

   Net income...................................        $         4,806   $         2,571

Net income per share............................        $          0.75   $          0.69


Weighted average shares outstanding.............                  6,422             3,712


The accompanying notes are an integral part of these consolidated financial statements.

                           NRG GENERATING (U.S.) INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                     ASSETS
                                                                     September 30,       June 30,
                                                                         1996              1996
                                                                      (Unaudited)

Current assets:
  Cash and cash equivalents....................................    $        10,517    $      5,022
  Restricted cash and cash equivalents.........................              7,904           8,719
  Accounts receivable, net.....................................             14,315          11,627
  Receivables from related parties.............................                239             461
  Notes receivable, current....................................              1,033           1,029
  Inventories..................................................              2,003           2,995
  Other current assets.........................................              1,874           1,721

    Total current assets.......................................             37,885          31,574

Property, plant and equipment, net.............................            132,715         134,694
Equipment held for sale........................................              2,678           2,678
Project development costs......................................                253             253
Notes receivable, noncurrent...................................                 83              86
Investments in equity affiliates...............................              3,491           3,449
Deferred financing costs, net..................................              5,633           4,630
Other noncurrent assets........................................                959             798

    Total assets...............................................    $       183,697    $    178,162

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................    $         7,910    $      8,708
  Current portion of loans due NRG Energy, Inc.................                  -           4,750
  Current portion of recourse long-term debt...................             10,966           7,115
  Accrued interest payable.....................................              5,102           5,895
  Prepetition liabilities......................................              1,735           1,735
  Short-term borrowings........................................              2,458           1,793
  Other current liabilities....................................              7,189           7,789

    Total current liabilities..................................             35,360          37,785

Loans due NRG Energy, Inc., net of current portion.............             14,388          96,929
Recourse long-term debt, net of current portion................            152,338          66,789
Deferred income taxes..........................................             14,128          14,182
Other noncurrent liabilities...................................                 50              50

    Total liabilities..........................................            216,264         215,735


Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
    20,000,000 shares; none issued and outstanding.............                  -               -
  Common stock, par value $.01 per share, authorized
    50,000,000 shares; issued 6,474,814 shares, and
    outstanding 6,422,014 shares as of September 30, 1996
    and June 30, 1996, respectively............................                 64              64
  Additional paid-in capital...................................             62,515          62,515
  Accumulated deficit..........................................            (94,561)        (99,367)
  Other........................................................               (585)           (785)

    Total stockholders' equity (deficit).......................            (32,567)        (37,573)

    Total liabilities and stockholders' equity (deficit).......    $       183,697    $    178,162

The accompanying notes are an integral part of these consolidated financial statements.

                           NRG GENERATING (U.S.) INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                             Three Months Ended
                                                                      September 30,     September 30,
                                                                           1996              1995

Cash Flows from Operating Activities:
 Net income.....................................................    $         4,806   $         2,571
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Extraordinary item...........................................             (1,643)                -
   Depreciation and amortization................................              2,019             1,897
   Amortization of debt discount and deferred financing costs...                142               109
   Deferred tax (benefit) expense...............................                (54)              226
   Other, net...................................................               (822)             (635)
   Changes in operating assets and liabilities:
     Accounts receivable, net...................................             (2,688)           (4,958)
     Inventories................................................                992               (20)
     Receivables from related parties...........................                222              (426)
     Notes receivable, net......................................                 (1)                6
     Accounts payable...........................................               (922)           (2,089)
     Accrued interest payable...................................               (679)            4,056
       Net cash provided by operating activities................              1,372               737

Cash Flows from Investing Activities:
 Capital expenditures...........................................                (12)             (314)
 Withdrawals from restricted cash accounts, net.................                815             1,436
 Other, net.....................................................                  -              (361)
       Net cash provided by investing activities................                803               761

Cash Flows from Financing Activities:
 Proceeds from long-term debt...................................             95,000                 -
 Repayments of NRG Energy, Inc. loans...........................            (87,291)                -
 Repayments of recourse long-term debt..........................             (3,925)           (2,443)
 Net proceeds of short-term borrowings..........................                665               527
 Deferred financing costs.......................................             (1,129)                -
       Net cash provided by (used in) financing activities......              3,320            (1,916)

Net increase (decrease) in cash and cash equivalents............              5,495              (418)
Cash and cash equivalents, beginning of period..................              5,022             4,083
Cash and cash equivalents, end of period........................    $        10,517   $         3,665



The accompanying notes are an integral part of these consolidated financial statements.

                           NRG GENERATING (U.S.) INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1996
                             (Dollars in thousands)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NRG Generating (U.S.) Inc. and its subsidiaries (the "Company" or "NRGG"), formerly known as O'Brien Environmental Energy, Inc. ("OEE"), develop and own cogeneration and waste-heat recovery projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

    Basis of Presentation

    The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. Intercompany transactions and unrealized intercompany profits and losses on transactions with equity method investees have been eliminated in consolidation. Foreign subsidiaries with periods ending on June 30 are included in the consolidated financial statements. If events occurred between June 30 and September 30 which materially affect the consolidated financial position or results of operations, they would be reflected in the consolidated financial statements. Investments in less than majority-owned entities are recorded at cost plus equity in their undistributed earnings or losses since acquisition.

    The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's Report on Form 10-K for the year ended June 30, 1996. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented. Results of operations for an interim period may not give a true indication of results for the year.

    Net Income Per Share

    Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. Fully diluted net income per share is not presented because conversion of any common stock equivalents does not have a material dilutive effect on reported net income per share. Net income per share has been restated for all periods presented to reflect the new common shares issued on April 30, 1996 pursuant to the terms of the plan of reorganization (the "Plan") approved on January 18, 1996 by the U.S. Bankruptcy Court for the District of New Jersey.

2.  RECOURSE LONG-TERM DEBT

    On May 17, 1996, the Company's wholly-owned subsidiaries, NRG Generating (Newark) Cogeneration, Inc. ("Newark") and NRG Generating (Parlin) Cogeneration, Inc. ("Parlin") entered into a Credit Agreement (the "Credit Agreement") with a new lender. The Credit Agreement established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at Newark and Parlin's option, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin. Nominal margin increases for both the LIBOR and the defined base rate will occur in year six and eleven. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1996
                             (Dollars in thousands)

2.  RECOURSE LONG-TERM DEBT (Continued)

50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on 50% of the principal amount outstanding at 6.9% plus the margin. On July 11, 1996, all borrowings under the Credit Agreement became a joint and several liability of Newark and Parlin. On May 23, 1996, Newark borrowed $60,000 in the form of a temporary six-month term loan under the terms of the Credit Agreement. The proceeds were used primarily to repay certain preexisting obligations of the Company. Also effective May 23, 1996, NRG Energy, Inc. ("NRG Energy") guaranteed payment of pre-existing liabilities of Newark and Parlin up to $5,000. The guarantee amount of $5,000 will be reduced as certain defined milestones are reached and eliminated no later than May 23, 2001.

    On July 11, 1996, an additional $95,000 was borrowed pursuant to the Credit Agreement and combined with Newark's six-month term loan and converted to a $155,000 fifteen-year term loan (the "Term Loan"). The Term Loan will be amortized as specified under the terms of the Credit Agreement. Proceeds of the $95,000 borrowing were used to repay $53,388 advanced by NRG Energy on June 28, 1996 in connection with the refinancing of certain nonrecourse debt of Parlin and $33,903 of outstanding indebtedness to NRG Energy. The remaining balance was used for various obligations of the Company as well as funding certain restricted cash reserve accounts required to be maintained by Newark and Parlin under the terms of the Credit Agreement. Also, effective July 11, 1996, the Company guaranteed repayment of up to $25,000 of the Term Loan and payment of all income and franchise taxes of Newark and Parlin as they come due. Collateral for the Term Loan includes a perfected first security interest on all assets of Newark and Parlin and a pledge of all capital stock of Newark and Parlin.

3.  LOANS DUE NRG ENERGY, INC.

    Of the $95,000 received on July 11, 1996 under the Credit Agreement, the Company used $87,291 to repay loans due to NRG Energy. The September 30, 1996 loan balance of $14,388 due to NRG Energy has a maturity date of April 30, 2001.

4.  EXTRAORDINARY ITEM

    During the quarter ended September 30, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

5.  PROVISION FOR INCOME TAXES

    No provision for federal income taxes has been recorded since the Company has net federal operating loss carryforwards which have not been recognized in prior periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the year ended June 30, 1996. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's financial statements included in Part I, Item 1 of this Report. All dollar amounts set forth in this Item 2 are in thousands.

Overview

    NRG Generating (U.S.) Inc. and its subsidiaries, formerly known as O'Brien Environmental Energy, Inc., develop and own cogeneration and waste-heat recovery projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

    On April 30, 1996, OEE, the parent company, emerged from bankruptcy. The Plan, approved on January 18, 1996 by the U.S. Bankruptcy Court for the District of New Jersey, awarded NRG Energy the rights to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. The Company was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

    On April 30, 1996, NRG Energy funded approximately $107,418 in accordance with the Plan and acquired a 41.86% equity interest in the Company. All common shares of OEE were canceled and replaced by a new issue of common stock of NRGG. Net income per share has been restated for all periods presented to reflect the new common shares issued under the terms of the Plan.

    Additionally, under the terms of the Plan, NRG Energy acquired the stock of ten wholly-owned subsidiaries from the Company on the closing date which included all of the Company's landfill gas projects (those operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project. The Company believes that the sale of these subsidiaries will not have a material adverse effect on the results from operations in future years.

    The Company currently owns and operates two cogeneration facilities with an electric generating capacity of 174 megawatts and two standby/peak shaving facilities with a capacity of 22 megawatts in which the Company has an 83% interest. On May 1, 1996, Newark and Parlin's amended Power Purchase Agreements ("PPAs") became effective and the quarter ended September 30, 1996, is the first full quarter which Parlin and Newark operated under these PPAs with Jersey Central Power & Light Company, the primary customer of both projects. Although energy revenues as well as the cost of energy revenues decreased under the amended PPAs, management believes that operating gross profit margins will remain similar to historical results. However, margin fluctuations attributable to periodic swings in fuel costs have been eliminated.

    Equipment sales, rentals and services is the Company's demand-side management business through which the Company provides standby power equipment and services to customers for a fee. The Company is also a one-third partner in a 150 megawatt cogeneration facility currently under construction.

    Both the Parlin and Newark Projects were previously certified as qualifying facilities ("QFs") by the Federal Energy Regulatory Commission ("FERC") under the Public Utilities Regulatory Policies Act of 1978. The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935 ("PUHCA"), and state utility-type regulation. However, as permitted under the terms of its renegotiated PPAs, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish Parlin's claim to QF status. FERC has approved Parlin's rates effective April 30, 1996, and given certain other approvals to Parlin in conjunction with the bankruptcy reorganization. In addition, FERC has determined Parlin to be an exempt wholesale generator ("EWG"). As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, complies with all applicable requirements of state utility law.

    On November 8, 1996, Power Operations, Inc., a new wholly-owned subsidiary of the Company, assumed the operations and maintenance of the Newark facility, replacing Stewart and Stevenson Operations, Inc. The Company believes that there will be no material financial impact on the operations of the facility.

Revenues

    Energy revenues for the quarters ended September 30, 1996 and 1995 were $11,564 and $19,776, respectively. Energy revenues primarily reflect billings associated with the Newark and Parlin cogeneration projects, the Company's Philadelphia Water Department standby project and until April 30, 1996, the landfill gas facilities. The decrease in energy revenues in the quarter ended September 30, 1996 as compared to the same period one year ago was primarily attributable to the amended PPAs affecting both Newark and Parlin. Additionally, a portion of the decrease is attributable to the negative impact of unit fuel cost fluctuations on the energy rate (price per megawatt hour) calculation under Parlin's previous PPA.

    Revenues recognized at Parlin were $5,803 and $10,813 for the quarters ended September 30, 1996 and 1995, respectively. Parlin revenues decreased in the quarter ended September 30, 1996 as compared to the same period one year ago primarily due to the amended PPA. Additionally, Parlin's fiscal 1996 revenues were affected by a decrease in the energy rate under the previous PPA adjusted quarterly based on, in part, the average cost of fuel over the preceding year. A mild 1995 winter resulted in unusually low natural gas costs which after a five quarter lag lowered the energy rate received during fiscal 1996.

   Revenues recognized at the Newark facility were $4,708 and $7,550 for the quarters ended September 30, 1996 and 1995, respectively. The decrease in revenues in the quarter ended September 30, 1996 as compared to the same period one year ago is primarily attributable to the amended PPA.

   Energy revenues from the Company's Philadelphia Water Department standby facility project for the quarters ended September 30, 1996 and 1995 were $1,053 and $1,024, respectively. Energy revenues from the Company's landfill gas projects for the quarters ended September 30, 1996 and 1995 were $0 and $389, respectively. On April 30, 1996, the landfill gas companies were sold to NRG Energy in accordance with the Plan.

   Equipment sales and service revenues for the quarters ended September 30, 1996 and 1995 were $6,552 and $5,701, respectively, which primarily reflects the operations of the Company's equipment sales and services operations; O'Brien Energy Services, O.B. Power Plant (UK Holdings) Limited ("O.B. Power Plant") and American Hydrotherm. The Company attributes the revenue increase in the quarter ended September 30, 1996 from the comparable quarter one year ago primarily to its O.B. Power Plant operation.

   O'Brien Energy Services equipment sales and services revenues for the quarters ended September 30, 1996 and 1995 were $922 and $1,243, respectively. American Hydrotherm revenues for the quarters ended September 30, 1996 and 1995 were $1,238 and $1,472, respectively. Equipment sales and services of O.B. Power Plant for the quarters ended September 30, 1996 and 1995 were $4,392 and $2,986, respectively.

   Rental   revenues for the quarters ended September 30, 1996 and  1995 were $596 and $509, respectively.

   Development fees and other revenues were $997 and $837 for quarters ended September 30, 1996 and 1995, respectively. The increase in revenues in the quarter ended September 30, 1996 as compared to the same period one year ago was attributable primarily to higher gas sales to the Artesia Cogeneration partnership.

Costs and Expenses

   Cost of energy sales for the quarters ended September 30, 1996 and 1995 were $4,155 and $9,886, respectively. The decrease in the cost of energy for the quarter ended September 30, 1996 as compared to the same period one year ago was primarily the result of the amended PPAs in which Jersey Central Power & Light Company began assuming the cost of fuel for the Newark and Parlin facilities.

   Cost of equipment sales and services for the quarters ended September 30, 1996 and 1995 were $5,222 and $5,072, respectively. The fluctuations in cost of equipment sales and services between the quarter ended September 30, 1996 as compared to the same period one year ago primarily correlate to the changes in sales volume at O.B. Power Plant.

   Cost  of rental  sales for the quarters ended September 30, 1996  and
1995  were  $462  and  $337, respectively.   The  increase  in  cost  of
equipment rentals relates to the increase in the sales volume.

   Cost of development fees and other were $981 and $777 for the quarters ended September 30, 1996 and 1995, respectively. These costs consist principally of costs associated with the sale of various projects either under development or in operation and costs associated with a gas supply management agreement with the California Milk Producers project.

    The Company's gross margins were $8,889 (45% of sales) and $10,751 (40% of sales) for the quarters ended September 30, 1996 and 1995, respectively. The gross margin increase is primarily attributable to the Company's energy segment. The gross margin percentage for the quarter ended September 30, 1995 was lower due to the lagging effect of how fuel costs were reflected in energy pricing in the prior PPAs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A") for the quarters ended September 30, 1996 and 1995 were $2,281 and $2,391, respectively. SG&A expenses benefited in the quarter ended September 30, 1996 as compared to the same period one year ago from lower payroll and related tax costs as well as reduced insurance expenses, accounting and technical consulting fees.

Interest and Other Income

    Interest and other income for the quarters ended September 30, 1996 and 1995 was $167 and $333, respectively. The decrease in other income was primarily attributable to a one time gain of $214 in the quarter ended September 30, 1995 which is offset by an increase in interest income earned on escrow account balances established in connection with the recourse financing on the Newark and Parlin facilities.

Reorganization Costs

    Reorganization costs represent all costs incurred after filing for bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for the quarter ended September 30, 1995 were $1,176. These costs consist primarily of professional and administrative fees and expenses.

Interest and Debt Expense

    Interest and debt expense for the quarters ended September 30, 1996 and 1995 were $3,374 and $4,648, respectively. The decline in interest and debt expense is due primarily to post-petition interest on prepetition liabilities included in the quarter ended September 30, 1995. In addition, the average interest rate was lower in the quarter ended September 30, 1996 than in the comparable period one year ago due to the refinancing of the Newark and Parlin projects.

Extraordinary Income

    During the quarter ended September 30, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

Net Income Per Share

    Net income per share is calculated by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding. Fully dilutive net income per share is not presented because conversion of any common stock equivalents does not have a material dilutive effect on reported net income per share. Weighted average shares increased significantly for the quarter ended September 30, 1996 from the quarter ended September 30, 1995 primarily due to the purchase of 2,710 common shares by NRG Energy on April 30, 1996.

Liquidity and Capital Resources

    On April 30, 1996, NRG Energy funded $107,418 in accordance with the Plan. The Company received $99,918 of which $71,240 was advanced under the terms of three loan agreements between the Company and NRG Energy; $21,178 represented the purchase of new common stock of NRGG and $7,500 was designated as the proceeds for the sale of ten wholly-owned subsidiaries sold to NRG Energy. In addition, NRG Energy transferred $7,500 directly to the Company's stock transfer agent representing a cash distribution by NRG Energy to the OEE common stockholders.

    In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into the Credit Agreement with a new lender. The Credit Agreement established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on the 50% portion of the principal amount outstanding at 6.9% plus the margin.

    On May 23 1996, Newark borrowed $60,000 in the form of a six-month term loan under the terms of the Credit Agreement, pending the availability of the remaining total loan commitment. On July 11, 1996, the remaining $95,000 loan commitment was borrowed and combined with the $60,000 into a $155,000, fifteen year new term loan.

    The Company used the proceeds of the new term loan to repay certain preexisting obligations of the Company including $87,291 of indebtedness to NRG Energy. NRG Energy provided the Company with loans during fiscal 1996 of which $101,679 was outstanding at June 30, 1996. At November 11, 1996, loans of $14,388 remain outstanding to NRG Energy.

    NRG Energy has provided additional loan commitments to the Company. A $10,000 loan agreement negotiated between NRG Energy and NRGG Schuylkill Cogeneration, Inc. (formerly known as O'Brien (Schuylkill) Cogeneration, Inc.) ("NSC"), a wholly-owned subsidiary, provides funding, if needed, for an NSC capital contribution obligation to the Grays Ferry Partnership. NSC owns a one-third partnership interest in the Grays Ferry Cogeneration project currently under construction. In March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the project. The credit agreement obligates a $10,000 capital contribution from each of the projects' three partners prior to the commercial operation of the facility, which is anticipated to occur by the end of 1997. In addition, there remains $13,615 in available borrowings under the terms of one of the Plan loan agreements to provide funding for any bankruptcy obligation shortfalls.

    Except for the historical information contained within this Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected or discussed in this quarterly report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements that involve risks and uncertainties including but not limited to: business conditions and growth in the general economy; volatility in gross margins caused by seasonal factors that can not be controlled by the Company; competitive factors, such as price pressures; the success of the Company's business partners; the successful construction of the Grays Ferry project and other factors discussed herein and in the sections of the Company's Report on Form 10-K for the year ended June 30, 1996 entitled "Item 1 - Business - Liquidity:
Emergence from Chapter 11 Bankruptcy," "Item 1 - Business - Capital Requirements," and "Item 1 - Business - Energy Price Fluctuations and Fuel Supply." Such factors may cause the Company's actual results to differ materially from those discussed herein and in forward-looking statements herein.

                                  PART II

                             OTHER INFORMATION

ITEM 1  Legal Proceedings

            In the Company's Report on Form 10-K for the year ended June 30, 1996, the Company reported that Calpine Corporation ("Calpine") had filed claims against the Company in relation to its bankruptcy case, In re: O'Brien Environmental Energy, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994. Calpine, an unsuccessful bidder for the acquisition of OEE, had filed an application for allowance of an administrative claim for approximately
        $4,500,000  in  break-up  fees and expenses  in  the  bankruptcy case. On November 8, 1996, the Court entered an Opinion denying the claim of Calpine in its entirety. Once an Order has been entered denying Calpine's request, Calpine will have ten days to appeal. It is expected that an Order, consistent with the Opinion, will be entered in the next few days.

ITEM 6  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The  "Index  to  Exhibits"  following  the  signature  page   is
        incorporated herein by reference.

   (b)  Reports on Form 8-K

        The following Reports on Form 8-K were filed by the registrant during the fiscal quarter ended September 30, 1996:

        1. Current Report on Form 8-K dated August 22, 1996, reporting information under Item 5.

        2. Current  Report  on  Form  8-K  dated  September  16,   1996,
           reporting information under Item 5 and including financial statements for the fiscal year ended June 30, 1995.

                                SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       NRG GENERATING (U.S.), INC.
                                                Registrant

Date:  November 13, 1996           /s/ Timothy P. Hunstad
                                       Timothy P. Hunstad
                            Vice President and Chief Financial Officer
                                (Chief Financial Officer and Chief
                                          Accounting Officer)

                             INDEX TO EXHIBITS


2.1 Amended and Restated Stock Purchase and Reorganization Agreement (including, without limitation, Exhibit A (Co-Investment Agreement between NRG Energy and the Company dated April 30, 1996); Exhibit B (Chapter 11 Financing Agreement between NRG Energy and the Company dated August 30, 1996); Exhibit C (Liquidating Asset Management Agreement between NRG Generating (U.S.), Inc. and Wexford Management Corp. dated April 30, 1996) and Exhibit D (Management Services Agreement) dated as of January 31, 1996, by and between NRG Energy, Inc. and O'Brien Environmental Energy, Inc.) filed as
     Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

2.2 Order Confirming Composite Fourth Amended and Restated Plan of Reorganization for O'Brien Proposed by O'Brien, the Official Committee of Equity Security Holders, Wexford Management Corp., and NRG Energy dated February 13, 1996 and entered on February 22, 1996, and filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

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

27   Financial Data Schedule.