Form 10-K405/A
period 1996-06-30
NRG GENERATING U S INC
filed 1996-11-26
CIK 795185

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

X ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
  EXCHANGE ACT OF 1934
  For the fiscal year ended June 30, 1996

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from     to

                        Commission File Number:  1-9208

                          NRG GENERATING (U.S.) INC.
            (Exact name of registrant as specified in its charter)

                Delaware                         59-2076187
     (State or other jurisdiction   (I.R.S. Employer Identification No.)
   of incorporation or organization)

1221 Nicollet Mall, Suite 610, Minneapolis, Minnesota    55403
   (Address of principal executive offices)           (Zip Code)
(612)373-5300
(Telephone number, including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      As of October 20, 1996, there were outstanding 6,475,062 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $18,399,000.

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

                                NRG GENERATING (U.S.) INC.


                                /s/ Leonard A. Bluhm
                                By:  Leonard A. Bluhm
                                Title:  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                   Title                   Date

  /s/ David H.Peterson      Chairman of the         November 26, 1996
By:  David H. Peterson     Board of Directors


  /s/ Leonard A. Bluhm   Director, President and    November 26, 1996
By:  Leonard A. Bluhm     Chief Executive Officer


  /s/ Timothy P. Hunstad   Vice President and       November 26, 1996
By:  Timothy P. Hunstad  Chief Financial Officer


  /s/ Lawrence I. Littman      Director             November 26, 1996
By:  Lawrence I. Littman


  /s/ Craig A. Mataczynski     Director             November 26, 1996
By:  Craig A. Mataczynski


  /s/ Charles J. Thayer        Director             November 26, 1996
By:  Charles J. Thayer


  /s/ Spyros S. Skouras, Jr.   Director             November 26, 1996
By:  Spyros S. Skouras, Jr.


  /s/ Ronald J. Will           Director             November 26, 1996
By:  Ronald J. Will

                               Index to Exhibits


Exhibit No.    Description

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

27        Financial Data Schedule



*  To be filed by amendment.