Form 10-K
period 1996-12-31
NRG GENERATING U S INC
filed 1997-03-27
CIK 795185

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

X TRANSITION  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934
  For  the  transition period from June 30, 1996 to December  31,
  1996.

                 Commission File Number:  1-9208

                   NRG GENERATING (U.S.) INC.
     (Exact name of registrant as specified in its charter)

              Delaware                               59-2076187
(State  or  other jurisdiction                    (I.R.S. Employer
 of incorporation or  organization)              Identification No.)


1221  Nicollet  Mall,  Suite 610, Minneapolis,  Minnesota   55403
(612) 373-8834
(Address  of principal executive offices)                (Zip  Code)
(Telephone number, including area code)

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

      As of March 20, 1997, there were outstanding 6,440,514 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $35,637,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. X Yes No

               Documents Incorporated By Reference

       The information required for the following items is incorporated by reference to the 1997 Definitive Proxy Statement of NRG Generating (U.S.) Inc.:

     Item 10 - Directors and Executive Officers of the Registrant
     Item 11 - Executive Compensation
     Item 12 - Security Ownership of Certain Beneficial Owners and Management
     Item 13 - Certain Relationships and Related Transactions


                        Table of Contents

                                                            Page
                                                           Number
Part I
     Item 1.  Business                                         2
     Item 2.  Properties                                      17
     Item 3.  Legal Proceedings                               18
     Item 4.  Submission of Matters to a Vote of Security
              Holders                                         19

Part II
     Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters                     20
     Item 6.  Selected Financial Data                         21
     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations   22
     Item 8.  Financial Statements and Supplementary Data     31
     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure          31

Part III
     Item 10. Directors and Executive Officers of the
              Registrant                                      32
     Item 11. Executive Compensation                          32
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                           32
     Item 13. Certain Relationships and Related Transactions  32

Part IV
     Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                             33

                             PART I

ITEM 1.   BUSINESS.

General

      NRG Generating (U.S.) Inc. (referred to herein with its consolidated subsidiaries as "NRGG" or the "Company") is engaged primarily in the business of developing, owning and operating cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In addition to its energy business, the Company sells and rents power generation and cogeneration equipment through subsidiaries located in the United States and the United Kingdom.

     In its role as a developer and owner of energy projects, the
Company  has  developed  the  following  projects  in  which   it
currently has an ownership interest:

          (a)   The  52  megawatt ("MW") Newark Boxboard  Project
          (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990;

          (b)   The  122  MW  E.I.  du Pont Parlin  Project  (the
          "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991; and

          (c)   The 22 MW Philadelphia Cogeneration Project  (the
          "Philadelphia   Project"),  located  in   Philadelphia,
          Pennsylvania, began operations in May 1993.

      The Company also owns a one-third interest in the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership"), which owns a 150 MW cogeneration project (the "Grays Ferry Project"), located in Philadelphia, Pennsylvania. The Grays Ferry Project is currently under construction with commercial operation currently expected to occur in December 1997. The Company also is currently evaluating a number of prospective projects for the purpose of determining whether to submit a bid.

      The Company was incorporated in Florida in 1981 and subsequently merged with a Delaware corporation in 1984. Prior to the merger, the Company was part of a group of several affiliated companies which had served the power generation market since 1915.

Emergence from Bankruptcy; NRG Energy Investment

       Formerly known as O'Brien Environmental Energy, Inc. ("O'Brien"), the Company changed its name to NRG Generating (U.S.) Inc. in connection with its emergence from bankruptcy on April 30, 1996, under a plan of reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). O'Brien had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 28, 1994 in order to preserve its business relationships, maintain its operational strength and assets, restructure its debt and utilize its assets consistent with the interests of all of its creditors and shareholders.

     In connection with the consummation of the Plan, NRG Energy, Inc. ("NRG Energy") advanced $71,240,000 under loan agreements with the Company and purchased new Common Stock of the Company for aggregate consideration of $21,178,000. NRG Energy also purchased certain subsidiaries of the Company for $7,500,000 and funded a cash distribution to the O'Brien stockholders aggregating $7,500,000. As a result of consummation of the Plan, NRG Energy now holds approximately 41.86% of the Common Stock of the Company. NRG Energy's financial backing of the Plan enabled the Company to provide for full and immediate payment of all undisputed pre-petition claims as well as a provision for post-petition interest. In addition, pursuant to the Plan, NRG Energy and the Company entered into a Co-Investment Agreement (the "Co-Investment Agreement"), pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party.

Recent Developments

Nasdaq SmallCap Market Listing

     On March 4, 1997, The Nasdaq Stock Market, Inc. approved the listing of the Company's Common Stock on the Nasdaq SmallCap Market. Trading in NRGG's Common Stock on this market began on March 10, 1997. There can be no assurance, however, that an active trading market will develop or continue for the Company's Common Stock as a result of this listing. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Change in Operations and Maintenance Responsibility

     Power Operations, Inc., a new wholly-owned subsidiary of the Company, assumed operations and maintenance responsibilities for the Newark facility and the Parlin facility, in each case replacing the former operator, on November 8, 1996, and December 31, 1996, respectively. The Company believes that such changes will have no material financial impact on the operations of these facilities or on the Company's financial condition or results of operations. On January 1, 1997, Power Operations, Inc. was sold by the Company to NRG Energy. The terms of this transaction were approved by the Independent Directors Committee of the Company's Board of Directors as required by the Company's Bylaws.

Risk Factors

History of Losses

      The Company incurred income in the amount of $6,423,000 for the six month fiscal year ended December 31, 1996. However, due in part to costs associated with its bankruptcy proceeding, the Company incurred losses in the amounts of $17,713,000 and $40,919,000 for the fiscal years ended June 30, 1996, and June 30, 1995, respectively. These losses have had a material adverse effect on the Company's liquidity and financial position and may continue to adversely affect the Company's liquidity and results of operations in future periods by, among other things, rendering it more difficult for the Company to raise capital or otherwise to conduct project development activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Requirements

      The Company's business is capital intensive. The long-term growth of the Company, which involves the development and acquisition of additional power generation projects, will require the Company to seek substantial funds through various forms of financing. While the Company is provided with certain rights under the Co-Investment Agreement which may enable it to finance the acquisition of ownership interests in certain projects which may be offered by NRG Energy, there can be no assurance that the terms on which such financing may be made available will be satisfactory to the Company, and no financing will be made available under the Co-Investment Agreement for the development or acquisition of projects which are not offered to the Company pursuant to the terms of such agreement. There can be no assurance that the Company will be able to arrange the financing needed for these additional projects. If the Company is unable to secure such financing, or if the terms of such financing as may be available under the Co-Investment Agreement are not satisfactory to the Company, its business could be materially adversely affected. See "Business - Project Development Activities."

Energy Price Fluctuations and Fuel Supply

      The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPA with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its
Newark and Parlin Projects. Under the new PPAs, JCP&L is responsible for all natural gas supply and delivery. The Company anticipates that this change in the PPAs will reduce its historical volatility in gross margins by eliminating the Company's exposure to fluctuations in the price of natural gas which must be paid by its Newark and Parlin Projects. However, because energy revenues as well as the cost of energy revenues will decline under the amended PPAs, the Company anticipates that its operating gross margins, over time, will remain similar to historical results, and there can be no assurance that any of the foregoing steps will improve or maintain gross profit margins in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Costs and Expenses."

Project Development Risks

     The development of cogeneration projects often requires many months or years to complete and involves a high degree of risk that any particular project will not be completed. Among the principal elements involved in developing projects are the selection of a site, obtaining commitments from others to purchase electrical power and steam, negotiating fuel supply arrangements, obtaining environmental and other governmental permits and approvals, arranging project financing and turnkey construction. These objectives often are achieved independently of one another, and success in achieving one objective does not necessarily result in success in achieving others. During the period that the Company was in bankruptcy, project development efforts virtually ceased. Since emerging from bankruptcy these efforts have resumed, in part as a result of the Co-Investment Agreement. There can be no assurance, however, that the Company will be able to obtain satisfactory project agreements, construction contracts, necessary licenses and permits or satisfactory financing commitments or that any of the projects discussed in this report or which otherwise might be pursued will ultimately be completed. If a project is not completed the Company may not generate any revenue from the project and may not otherwise be able to recover its investment in the project, each of which could have a material adverse effect on the Company. See "Business - Project Development Activities."

Competition

      Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market for the development, ownership and operation of cogeneration projects. Many of these companies have substantially greater resources and/or access to the capital required to fund such activities than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and the advent of deregulation in the electric utility market. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins on any future projects. Any such developments could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Independent Power Market Overview."

Proposed Restructuring of the Electric Utility Industry

      The U.S. Congress is considering legislation to repeal the Public Utility Regulatory Policies Act of 1978 ("PURPA") entirely, or at least to repeal the obligation of utilities to purchase from qualifying facilities thereunder ("QFs"). There is strong support for grandfathering existing QF contracts if such legislation is enacted, and also support for requiring utilities to conduct competitive bidding for new electric generation if the PURPA purchase obligation is eliminated. Since the Company benefits from PURPA, the Company's business could be adversely affected by a significant change in PURPA. See "Business - Independent Power Market Overview," and "Business - Regulation."

      Various bills have also proposed repeal of the Public Utility Holding Company Act of 1935 ("PUHCA"). Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire retail utilities in the U.S. that are geographically widespread, as opposed to the current limitations of PUHCA which require that retail electric systems be capable of physical integration. Also, registered holding companies would be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions.

       With the repeal of PURPA or PUHCA, competition for independent power generators from vertically integrated utilities would likely increase. While the Company does not believe that any such repeal would necessarily have a material adverse effect on its financial position or results of operations, the long term effect on the Company of any such repeal cannot be predicted. See "Business - Regulation."

      In addition, the Federal Energy Regulatory Commission ("FERC"), many state public utility commissions ("PUCs") and Congress are currently studying and beginning preliminary implementation of proposals to restructure the electric utility industry in the U.S. to permit consumers to choose their utility supplier in a competitive electric energy market. The FERC issued rules in 1996 to require utilities to offer wholesale customers and suppliers open access on their transmission lines on a comparable basis to the utilities' own use of the lines. Virtually all investor-owned utilities have already filed "open access tariffs for wholesale transmission." The utilities contend that they should recover from departing customers their fixed costs that will be "stranded" by the ability of their wholesale customers (and perhaps eventually, their retail customers) to choose new electric power suppliers. These include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market prices. Many utilities are therefore seeking ways to lower these contract prices or rescind the contracts altogether, out of concern that their shareholders will be required to bear all or part of such "stranded" costs. Some utilities have engaged in litigation against QFs to achieve these ends. In addition, future U.S. electric rates may be deregulated in a restructured U.S. electric utility industry, and increased competition may result in lower rates and less profit for U.S. electricity sellers. Falling electricity prices and uncertainty as to the future structure of the industry are inhibiting U.S. utilities from entering into long-term power purchase contracts. While the Company does not believe that any such restructuring necessarily would have a material adverse effect on its financial position or results of operations, the long term effect of any such restructuring on the Company cannot be predicted at this time. See "Business - Regulation."

Risks Associated with Foreign Operations

      The Company's foreign operations (consisting primarily of its equipment sales and rental operations) are subject to the risks inherent in doing business in foreign countries, including changes in currency exchange rates, currency restrictions, political changes and expropriation. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, the Company believes these risks to be mitigated by the facts that the Company's foreign activities historically have not been concentrated in any single country and have been conducted largely in Europe, which the Company believes to be subject to fewer of such risks than other regions. In addition, the Company attempts to secure payment for export sales with commercial letters of credit or other secured means. See "Business - Products and Services - Equipment Sales, Rentals and Services Segment."

Risks Associated with Forward-Looking Statements

      This Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect" and similar expressions, when used in this Form 10-K, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Risk

Factors" in this Form 10-K. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Independent Power Market Overview

     The independent power market (the market for power generated by companies other than traditional utilities) has evolved and is expected by the Company to continue to expand as a result of the growing need for new and replacement power capacity by electric utilities and industrial customers. Historically, regulated utilities in the United States have been the only producers of electric power intended primarily for sale to third parties. The increase in oil prices during the late 1970s and the increasing cost of constructing and financing large coal-fired or nuclear generating facilities along with the enactment of PURPA created a favorable regulatory environment and favorable market conditions for the development of energy projects by companies other than electric utilities. The basic policy judgment behind the encouragement of the development of cogeneration facilities is that the United States' dependence on oil and natural gas resources should be reduced and that the very high incremental costs of large centralized power production facilities should be avoided. However, economic considerations remain the central issue affecting a decision to install a cogeneration project.

      PURPA  provides  significant incentives  to  developers  of
"qualifying facilities" within the meaning of PURPA. It designates certain small power production (those utilizing renewable fuels and having a capacity of less than 80 MW) and certain cogeneration facilities as qualifying facilities eligible for various benefits under federal law, including exemption from many of the regulatory requirements applicable to electric utilities. In accordance with PURPA, the Company's projects with one exception are exempt, and its proposed projects, are intended to be exempt, from rate, financial and similar regulation as a utility as long as they meet the requirements of a qualifying facility. These projects also benefit from regulations that require public utilities to purchase power generated by qualifying projects at the utilities' "avoided cost" (determined in accordance with a formula which varies from state to state but which is generally calculated based upon what the cost to the utility would be to generate the power itself or to purchase it from another source). Power purchase contracts generally must be approved by state public utility commissions. Since the Company benefits from PURPA, the Company's business could be adversely affected by a significant change in PURPA and could otherwise be materially impacted by decisions of federal, state and local legislative, judicial and regulatory bodies. See "Business - Regulation."

      Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market for the ownership and operation of cogeneration projects. Many of these companies have substantially greater resources and/or access to the capital required to fund such activities than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and the advent of deregulation in the electric utility market. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins on any future projects. Any such developments could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Competition."

Project Development Activities

General

      The Company, together with its subsidiaries and affiliates, develops, owns and operates cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. Under its Co-Investment Agreement with NRG Energy, the Company also may acquire ownership interests in certain power projects initially developed by NRG Energy or to which NRG Energy has entered into a binding acquisition agreement with a third party. Potential project structures include (but are not limited to) sole ownership, general partnerships, limited partnerships, sale leaseback arrangements and other forms of joint venture or debt arrangements.

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

      The Company also may develop standby/peak shaving projects such as its Philadelphia Project, which utilize the Company's power generation equipment as a back-up source of electricity for large customers. These projects are intended to fill a need between large electrical users and the requirements of local utilities. The availability of an alternative energy source allows these customers to benefit from significantly discounted interruptible energy tariffs. The standby/peak shaving generators typically will be required to provide a limited amount of electricity during peak periods.

Co-Investment Agreement with NRG Energy

      Pursuant to the Plan, NRG Energy and the Company entered into a Co-Investment Agreement pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. If any eligible project reaches certain contract milestones (which include the execution of a binding PPA and fuel supply agreement and the completion of a feasibility and engineering study) by April 30, 2003, NRG Energy has agreed to offer to sell to the Company all of NRG Energy's ownership interest in such project. Eligible projects include, with certain limited exceptions, any proposed or existing electric power plant within the United States NRG Energy initially develops or in which NRG Energy proposes to acquire an ownership interest. NRG Energy is obligated under the Co-Investment Agreement to offer to the Company, during the three year period ending on April 30,

1999,  projects  with  an  aggregate equity  value  of  at  least
$60,000,000 or a minimum of 150 net MW.

      To facilitate the Company's ability to acquire ownership interests which may be offered pursuant to the Co-Investment Agreement, NRG Energy has agreed to finance the Company's purchase of such ownership interests on commercially competitive terms to the extent funds are unavailable to the Company on comparable terms from other sources. Any such financing provided by NRG Energy under the terms of the Co-Investment Agreement is required to be recourse to the Company and secured by a lien on the ownership interest acquired. Such financing also is required to be repaid from the net proceeds received by the Company from offerings of equity or debt securities of the Company (when market conditions permit such offerings to be made on favorable terms) after taking into account the working capital and other cash requirements of the Company as determined by its Board of Directors.

Grays Ferry Project

      The Company has executed a partnership agreement with an affiliate of PECO Energy Company and an affiliate of Trigen Energy Corporation to jointly develop and own this 150 MW project. The partnership has executed a 25-year agreement with the Trigen-Philadelphia Thermal Energy Corporation for the sale of steam and a 20-year agreement for the sale of electric output with PECO Energy Company, in addition to numerous other project documents. The project is under construction and is expected to be in commercial operation in December 1997. However, the
Company believes that the project is subject to normal construction and completion risks, and no assurance can be made that commercial operation will occur in December 1997. Any failure of the Grays Ferry Project to achieve commercial operation by December 1997 could have a material adverse effect on the Company. See Note 8 of the Consolidated Financial Statements.

Other Potential Projects

      The Company from time to time identifies and considers potential opportunities to develop additional projects as well as to acquire projects in operation or under development and owned by third parties. As of the date of this report, the Company is not party to any definitive agreements with respect to any such potential projects, and no assurances can be made with respect to the likelihood of entering into any such agreements with respect to any such potential projects.

      As a project developer, the Company is responsible for the evaluation, design, installation and operation of a project. The Company also assumes the responsibility for evaluating project alternatives; obtaining financing, insurance, all necessary licenses, permits and certifications; conducting contract negotiations with local utilities and arranging turnkey construction. In connection with obtaining financing, the Company may negotiate for credit support facilities with equipment suppliers, turnkey construction firms and financial institutions.

      The Company anticipates that in the ordinary course of its business it will investigate and/or pursue opportunities with respect to various potential projects which will not be completed. Moreover, in certain instances the Company may not generate any revenue from such projects and may not be able to recover its investment in such projects, each of which could have a material adverse effect on the Company.

Products and Services

      During the six month fiscal year ended December 31, 1996, the Company operated principally in two industry segments: (i) energy - the development and ownership of cogeneration projects, the development, ownership and operation of standby/peak shaving projects through wholly-owned subsidiaries and limited partnerships; and (ii) equipment sales, rentals and service - the selling and renting of power generating, cogenerating and standby/peak shaving equipment and services. See Note 25 of the Consolidated Financial Statements of the Company for financial information with respect to industry segments.

Energy Segment

     Overview

      Set  forth  below are descriptions of the  Company's  three projects in operation as of December 31, 1996. Each of these projects is currently producing revenues through the sale of energy under long-term contracts. In connection with the obtaining of financing for its three cogeneration projects in operation, the Company has obtained business interruption insurance and performance guarantees by the operators of its cogeneration projects. These arrangements are negotiated and secured prior to commencement of operations of a project. Taken as a whole, these arrangements reduce the risks associated with any past and future equipment problems or unscheduled plant shutdowns. For example, in the event of an unscheduled breakdown, the Company generally is entitled, pursuant to its business interruption insurance policy, to the net profit which it is prevented from earning from the particular project, including all charges and expenses which continue during the period of interruption, less the applicable deductible amounts. There can be no assurance that such insurance or guarantees will sufficiently mitigate the risk of unforeseen contingencies.


 Name and Location      Rated        Approximate     Date of         Power                  Company's
     Of Project      Capacity(1)     Capital Cost   Operation      Purchaser      Lender    Interest
                      (in MWs)      (in thousands)
Cogeneration
Parlin                   122.0          $97,000     June 1991    Jersey Central   Credit       100%
                                                                 Power & Light   Suisse(3)
                                                                 Company
Newark                    52.0           52,000   November 1990  Jersey Central   Credit       100%
                                                                 Power & Light   Suisse(3)
                                                                 Company
Standby/Peak
Shaving
Philadelphia              22.0           12,000      May 1993    Philadelphia       (2)         83%
                                                                 Municipal
                                                                 Authority
                         _____         ________
                         196.0         $161,000

_____________________
(1) See discussion of each particular project which follows for current contract production, which may be less than the stated rated capacity.

(2) This project is financed by various lenders through equipment credit facilities.
(3) See Note 12 of the Consolidated Financial Statements.

      Cogeneration

      Cogeneration involves the sequential production of two or more forms of usable energy (e.g. electricity and thermal energy) using a single fuel source, thereby substantially increasing fuel efficiency. The key elements of a cogeneration project are permit applications, contracts for sales of electricity and thermal energy, contracts or arrangements for fuel supply, and project financing and construction. The Company attempts to design and develop its projects so that they qualify for the benefits of PURPA, which exempts qualifying projects from rate, financial and similar utility regulation and requires public utilities to purchase power generated by these projects. Electricity may be sold to utilities and end users of electrical power, including large industrial facilities. Thermal energy from cogeneration plants may be sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, food processing, pharmaceutical and paper industries.

       The Company has developed and currently owns two cogeneration projects, the Newark and Parlin Projects. Natural gas for these projects is provided by JCP&L as a part of its obligations under the terms of its PPAs with NRG Generating
(Newark) Cogeneration Inc. ("NRGG Newark") and NRG Generating (Parlin) Cogeneration Inc. ("NRGG Parlin"), respectively, as renegotiated effective April 30, 1996. Previously, the Company bore the risk of fluctuating natural gas prices. Power Operations, Inc., a wholly-owned subsidiary of the Company which was sold to NRG Energy on January 1, 1997, assumed the operations and maintenance responsibilities for the Newark and Parlin facilities under long-term contracts on November 8, 1996 and December 31, 1996, respectively. The Newark and Parlin Projects previously had been operated and maintained under agreement with a subsidiary of Stewart & Stevenson, Inc. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Newark Project. This 52 MW project, which commenced operation in November 1990, is 100%-owned by NRGG Newark, a wholly-owned subsidiary of the Company. The Newark Project is designed to operate continuously and to provide up to 75,000 lbs./hr. of steam to a recycled paper boxboard manufacturing plant owned by Newark Boxboard Company, a subsidiary of the Newark Group Industries, Inc., and 52 MW of electricity to JCP&L, each under agreements extending into the year 2015. See Note 12 of the Company's Consolidated Financial Statements for a discussion of this project's refinancing. For the six month fiscal year ended December 31, 1996, this project accounted for approximately $9,590,000 in gross revenues, representing approximately 23% of the Company's gross revenues.

      Parlin Project. This 122 MW project, which commenced operation in June 1991, is 100%-owned by NRGG Parlin, a wholly-owned subsidiary of the Company. The Parlin Project provides up to 120,000 lbs./hr. of steam to a manufacturing plant in Parlin, New Jersey owned by E.I. du Pont de Nemours and Company ("E.I. du Pont"), under an agreement extending until 2021. In addition, the project sells 41 MW of base electric power and up to 73 MW of dispatchable power to JCP&L, under an agreement with an initial term until 2011. Finally, the project sells up to 9 MW of power to NRG Parlin, Inc. ("NPI"), a wholly-owned subsidiary of NRG Energy. NPI resells this power at retail to E.I. du Pont under an agreement extending until 2021. See Note 12 of the Company's Consolidated Financial Statements for a discussion of this project's refinancing. For the six month fiscal year ended December 31, 1996, this project accounted for approximately $10,327,000 in gross revenues, representing approximately 26% of the Company's gross revenues.

      Standby/Peak Shaving

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

      Philadelphia Project. This 22 MW project, owned by O'Brien (Philadelphia) Cogeneration, Inc. ("OPC"), commenced operations in May 1993. The Company owns an 83% interest in OPC, with the remaining 17% interest owned by an unrelated private investor. See Note 27 of the Consolidated Financial Statements. Pursuant to a 20-year energy service agreement, the Philadelphia Municipal Authority (the "Authority") has the right to be supplied with 20 MW of electricity from the project at any time on one hour's notice. In addition, the project is required to use excess digester gas collected at the Authority's northeast and southwest Philadelphia plants to generate up to an approximate 2 MW of electricity which is delivered to the Authority pursuant to a 10-year power generation agreement. In October 1998, the Authority's rate structure with its electrical utility is due to be renegotiated. The outcome of these negotiations could adversely affect the project. The Company's Board of Directors has authorized Wexford Management LLC ("Wexford") to arrange a sale of the Company's interest in the Philadelphia Project, if satisfactory terms can be obtained, pursuant to a Liquidating Asset Management Agreement entered into in connection with the consummation of the Plan.

Equipment Sales, Rentals and Services Segment

      In addition to the energy business, the Company sells and rents power generation and cogeneration equipment and provides related services. The Company operates its equipment sales, rentals and services business principally through two subsidiaries. In the United States, the equipment sales, rentals and services business operates under the name of O'Brien Energy Services Company ("OES"). NRG Generating Limited, a wholly-owned United Kingdom subsidiary, is the holding company for a number of subsidiaries that operate in the United Kingdom under the common name of Puma ("Puma").

      O'Brien Energy Services Company

      A significant portion of the Company's equipment rental business is attributable to the operations of OES. The Company rents power generation and cogeneration equipment to the construction, industrial, military, transportation, mining, utility and entertainment markets. In addition to its rental business, OES sells (i) equipment manufactured by others to turnkey contractors in connection with the construction of the Company's projects, (ii) equipment purchased by it for projects unrelated to those being developed by the Company, and (iii) equipment purchased and reconditioned by it. Finally, OES provides related services including the design, assembly, repair and maintenance of permanent or standby power generation equipment. On a national level, the Company competes with a number of other companies; in addition, there are numerous local competitors in each of the geographic areas in which the Company operates. The Company competes on the basis of experience, service, price and depth of its rental fleet.

      Puma

      Puma designs and assembles diesel and natural gas fueled power generation systems ranging in size from 5 kilowatts to 5 MW. These products are engineered and sold for use in prime power base load applications as well as for standby or main failure emergency situations. Major markets for these products include commercial buildings, governmental institutions such as schools, hospitals and public facilities, industrial manufacturing or production plants, shipyards, the entertainment industry and offshore drilling operations. The Company exports many of its products primarily through established distributors and dealers in local areas for delivery to markets such as the Far East, including Hong Kong and mainland China, together with the Middle East and South America.

      Puma also designs and manufactures custom electrical control and distribution subsystems. These include medium voltage cubicle switchboards, main distribution systems, control instrumentation panels and packaged substations. This equipment receives and distributes power through a building, ship or other self-contained structure.

      The revenues and operations of the Company's foreign operations in the United Kingdom disclosed below are attributable solely to the equipment sales and services segment of the Company's business. The revenues from such operations accounted for in excess of 50% of that particular segment's revenue in the six month fiscal year ended December 31, 1996.


                       December 31,      June 30,       June 30,        June 30,
                           1996            1996           1995            1994
                                      (In Thousands)
Revenues:
    United States       $   27,937      $   82,917     $    89,332     $   93,090
    United Kingdom          11,979          13,630          12,915         13,499
                        $   39,916      $   96,547     $   102,247     $  106,589

Net Income (Loss):
    United States       $    6,087      $  (17,591)    $   (40,905)    $  (14,570)
    United Kingdom             336            (122)            (14)        (1,931)
                        $    6,423      $  (17,713)    $   (40,919     $  (16,501)


Identifiable Assets:
    United States       $  164,631      $  169,657     $   179,793     $  230,343
    United Kingdom           8,993           8,505           9,955          7,473
                        $  173,624      $  178,162     $   189,748     $  237,816

Regulation

      In connection with the development and operation of its projects, the Company is substantially affected by federal, state and local energy and environmental laws and regulations.

      The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC provided incentives for the development of small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 MW) and cogeneration facilities (collectively referred to as "qualifying facilities" or "QFs"). Electric utilities are required to purchase power from such facilities at rates based on the incremental cost of electrical energy (so called "avoided cost"). Under regulations adopted by the FERC and upheld by the United States Supreme Court, such rates are based upon "the incremental cost to an electric utility of electrical energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Historically, and as it affects the Company's sales of power from qualifying facilities, avoided cost is generally a function of the purchasing utility's otherwise applicable cost of fuel required to generate electricity and its cost of capital required to construct a power plant to supply such capacity.

      With the exception of the Parlin Project and parts of the Philadelphia Project, all of the Company's existing electric generating facilities are qualifying small power production facilities or qualifying cogeneration facilities, as these terms are defined in PURPA. Pursuant to authority granted to FERC under PURPA, FERC has promulgated regulations which at present generally exempt qualifying facilities from the Federal Power Act, PUHCA and state laws on electric utility regulation.

      In order to qualify for the benefits provided by PURPA, the Company's QFs must meet certain size, efficiency, fuel and ownership requirements. For its major cogeneration projects, the Company's practice has been to obtain an order from FERC confirming the qualification of its facilities. However, the standards for qualification and the regulations described above are subject to amendment. If the regulations were to be amended, the Company cannot predict the effect of any such amendment on the extent of regulation to which the Company may thereby become subject.

      In the event that one of the Company's cogeneration facilities failed to meet the requirements of being a "qualifying facility" after relying on that status, the Company would be materially adversely affected. See "Business - Risk Factors - Proposed Restructuring of the Electric Utility Industry."

     The Company renegotiated the PPA for the Parlin Project during 1996. As permitted under the terms of its renegotiated agreements, NRGG Parlin filed rates with the FERC as a public utility under the Federal Power Act. Previously, the Parlin Project had been certified as a QF by FERC. However, the effect of the rate filing by NRGG Parlin was to relinquish its claim to QF status. FERC has approved the rates filed by NRGG Parlin effective April 30, 1996, and given certain other approvals to NRGG Parlin in connection with the consummation of the Plan. Among other things, NRGG Parlin has received a determination from FERC that it is an exempt wholesale generator ("EWG"). It is thus exempt from all provisions of the PUHCA, and the ownership of NRGG Parlin by the Company does not subject the Company to regulation under PUHCA.

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

Environmental Regulations

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

      The environmental regulations likely to have the greatest impact on the Company's business and operations are air quality regulations under the Clean Air Act. All of NRGG's operating plants perform at levels better than current federal performance standards mandated for such plants under the Clean Air Act.
Based on the current trend of environmental regulation, the Company believes that this area of regulation in the U.S. will become more strict.

      In November 1990, Congress passed the Clean Air Act Amendments of 1990 ("the 1990 Amendments"). The Environmental Protection Agency ("EPA") is still in the process of implementing the requirements mandated by the 1990 Amendments. In addition, EPA and the States are in the process of revising existing requirements under the Clean Air Act to make them more stringent.

      The 1990 Amendments require EPA to establish technology-based emission standards for hazardous air pollutants. "Electric utility steam generating units" that are greater than 25 MW are excluded from regulation while EPA conducts a study of hazardous air pollutant emissions from these units to determine whether such regulation is "appropriate and necessary." This study is currently underway, and in 1996 EPA submitted an interim report to Congress. If, in the final report EPA finds that such regulations are necessary, the Company may be required to meet additional pollution control requirements. EPA plans to issue hazardous air pollutant regulations for combustion sources not included within the scope of EPA's electric utility study, including internal combustion engines, by November 2000. These regulations may also require the Company to meet additional control requirements.

      The Company's business and operations may also be impacted by changes to existing regulations under the Clean Air Act. For example, EPA and the states are in the process of developing more stringent emission limitations to control ground-level ozone. EPA and a number of states have established the Ozone Transport Assessment Group ("OTAG"), composed of federal, state and local air regulatory officials from the 37 eastern-most states to review the need for additional NOx emission reduction requirements to address ozone transport and ozone nonattainment under the current federal ambient ozone standard. The OTAG process could result in new NOx emission standards being required by EPA and/or the states. If more stringent NOx standards are adopted by EPA and/or certain states, NRGG could be required to install additional NOx emission control technology at some of its facilities. In addition, EPA has proposed to revise the current National Ambient Air Quality Standards for ground-level ozone and particulate matter to make them more stringent. EPA plans to finalize these rules this summer. If EPA decides to make these standards more stringent, additional control technology requirements may be imposed on existing NRGG plants.

      The  Company does not believe that the effect of  any  such additional  requirements, if implemented, will  have  a  material
adverse   effect  on  its  financial  condition  or  results   of
operations.

     In the spring of 1996, the Company discovered numerous minor and unintentional permit infractions of certain air emission limits for its Newark and Parlin facilities which occurred over a period of time as a result of an operational error. Upon discovering such infractions, the Company promptly notified the New Jersey Department of Environmental Protection ("NJDEP") and took measures to correct the operational error and prevent its recurrence. The cumulative effect of the excess emissions on a "pounds per hour" basis was small. In June 1996, the Company met with representatives of NJDEP to discuss the permit violations and submitted a report to NJDEP concerning the violations. At this time, NJDEP has not indicated that it will assess any penalty and has not required any other action as a result of such violations. The Company considers the matter resolved and believes that no further actions are required.

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

Principal Customer

     The Company derived 46%, 62%, 65% and 53% of its revenues in the six months ended December 31, 1996, and the fiscal years ended June 30, 1996, 1995 and 1994, respectively, from JCP&L as a result of the operation of the Newark and Parlin facilities.

Employees

      As of December 31, 1996, the Company had approximately 120 full-time employees.

Patents

      The Company and its subsidiaries do not own any patents or trademarks.

Backlog

      At  December 31, 1996,  the   Company's   total  production
backlog was $1,176,000.

ITEM 2.   PROPERTIES.

       The Company's corporate headquarters are located in Minneapolis, Minnesota. The Company leases office and warehouse space until April 30, 1997 from Christiana River Holdings, Ltd., an entity owned by Frank L. O'Brien III, the former CEO of O'Brien. Rental expense for the six month fiscal year ended December 31, 1996 was approximately $98,000.

      In September 1993, Puma purchased its executive offices and its principal manufacturing facility located in Ash, Canterbury, Kent, United Kingdom from III Enterprises, Limited, an entity owned by Frank L. O'Brien III, for approximately $800,000. See
Note 23 of the Consolidated Financial Statements.

      The headquarters of OES are located on approximately four acres in Wilmington, Delaware. The premises are owned, subject to a mortgage, in fee simple and include an approximately 55,000 square foot building. In addition, OES owns, subject to a mortgage, office and warehouse space in Houston, Texas, on approximately two acres of land. OES leases space for similar purposes in each of Bakersfield and Benicia, California. The office and warehouse space in Texas and in the California locations range from approximately 5,000 to 10,000 square feet.

      The Company leases property on the site of its cogeneration facilities from the commercial user of thermal energy for a nominal fee. The term of the lease equals or exceeds that of each respective thermal supply agreement. The Company believes that the leased premises are suitable and adequate for the Company's projects.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company or a subsidiary is party to the following legal proceedings:

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

5. In re: O'Brien Environmental Energy, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994. The Company's exposure with respect to its bankruptcy case is limited. The Company believes that such limited exposure would probably be immaterial to its operating results.

     The Company is subject from time to time to various other claims that arise in the normal course of business, and the Company believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on November 21, 1996 (the "Meeting"), the following directors were elected, each of whom will serve until the 1997 annual meeting of stockholders and until his successor is elected and qualified:

Nominee                   Affirmative   Negative
                             Votes        Votes     Abstentions

David H. Peterson          5,903,104          -         6,853
Leonard A. Bluhm           5,903,104          -         6,853
Lawrence I. Littman        5,903,101          -         6,856
Craig A. Mataczynski       5,903,104          -         6,853
Spyros S. Skouras, Jr.     5,902,378          -         7,579
Charles Thayer             5,903,104          -         6,853
Ronald J. Will             5,902,352          -         7,605

     In   addition, the following proposals were approved at  the
Meeting:

     Approval of the Company's 1996 Stock Option Plan authorizing the Company to grant options to purchase up to 500,000 shares of the Company's Common Stock to members of the Board of Directors, officers and key employees of the Company or its subsidiaries.

                 Affirmative   Negative
                    Votes        Votes     Abstentions

                  3,923,233     80,735        14,160

     Ratification of the selection of Price Waterhouse LLP as the Company's independent public accountants.

                 Affirmative   Negative
                    Votes        Votes     Abstentions

                  5,900,782      2,911         6,264

                            PART II


ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS.

      From July 1, 1996, through December 31, 1996, the Company's Common Stock was not listed on an exchange or on the Nasdaq Stock Market but traded from time to time on the pink sheets and on the OTC Bulletin Board. According to the NASDAQ News Service, the range of high and low selling prices during such period was $4.75 to $12.00. Such prices may have reflected inter-dealer prices, without retail mark-ups, mark downs or commissions, and may not necessarily represent actual transactions.

      As  of  March  13, 1997, the Company had approximately  600 holders of record of its Common Stock, not including beneficial owners whose shares are held by banks, brokers and nominees.

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

      The Company's principal operating subsidiaries NRGG Newark and NRGG Parlin, are parties to a Credit Agreement which prohibits the payment of dividends by such subsidiaries to the Company, provided that such dividend payments may be made out of funds available after the payment of various costs and expenses set forth in the Credit Agreement (including without limitation operating costs, various debt service payments and the funding of various accounts required to be maintained pursuant to the Credit Agreement) if certain conditions set forth in the Credit
Agreement are satisfied, including without limitation the maintenance of a debt service coverage ratio set forth in the Credit Agreement, the absence of any default or event of default under the Credit Agreement, and the satisfaction of certain conditions relating to the composition of the Board of Directors of the Company.

ITEM 6.   SELECTED FINANCIAL DATA.

      The consolidated selected financial data as of and for each of the periods indicated have been derived from the audited financial statements of the Company. This data should be read in conjunction with, and is qualified in its entirety by reference to, the related financial statements and notes included elsewhere in this Report.

                                        Six Months
(Dollars in thousands,                     Ended
(except per share amounts)             December 31,                       Year Ended June 30
                                         1996(3)        1996         1995         1994        1993        1992
Statements of Operations Data:
Revenues:
  Energy                                 $  21,669   $  66,623    $  74,455    $  62,647   $  65,136   $  71,638
  Equipment sales and services              15,607      25,344       19,639       24,304      18,955      21,854
  Rental                                     1,062       1,895        2,362        5,372       3,636       3,191
  Related parties                                -           -            -            -         515         378
  Development fees and other                 1,578       2,685        5,791       14,266       9,450       3,054
    Total                                   39,916      96,547      102,247      106,589      97,692     100,115
Cost of revenues                            21,987      71,753       72,164       84,174      71,750      66,996
Gross profit                                17,929      24,794       30,083       22,415      25,942      33,119
Provision for loss on equipment                  -           -       21,640        6,250           -           -
Selling, general and administrative
 expenses                                    6,149      12,792       20,320       19,680      21,872      13,133
Income (loss) from operations               11,780      12,002      (11,877)      (3,515)      4,070      19,986
Involuntary conversion gain                      -           -            -        6,066           -           -
Interest and other income                      413         569        2,587          874         993       1,204
Interest and debt expense                   (7,681)    (18,646)     (20,583)     (18,013)    (15,696)    (17,340)
Reorganization costs                             -     (12,101)      (8,366)           -           -           -
   Income (loss) before income taxes
    and cumulative effect of a change in
    accounting principle                     4,512     (18,176)     (38,239)     (14,588)    (10,633)      3,850
Provision for (benefit from) income
 taxes                                        (268)       (463)       2,680        1,913       3,078       2,438
   Income (loss) before extraordinary
    item                                     4,780     (17,713)     (40,919)     (16,501)    (13,711)      1,412
Extraordinary item, net of income taxes      1,643           -            -            -           -           -
   Net income (loss)                     $   6,423   $ (17,713)   $ (40,919)   $ (16,501)  $ (13,711)  $   1,412

Net income (loss) per share(1)           $    1.00   $   (4.24)   $  (11.02)   $   (4.45)  $   (3.70)  $    0.43
Weighted average shares outstanding          6,454       4,182        3,712        3,712       3,701       3,280


                                            1996        1996         1995         1994        1993        1992
Balance Sheet Data:
Working capital (deficiency)             $   2,491   $  (6,211)   $(184,589)(2)$(125,683)  $ (11,119)  $     816
Property, plant and equipment, net         132,203      134,694     151,130      176,514     194,217     195,677
Total assets                               173,624      178,162     189,748      237,816     262,529     259,054
Nonrecourse long-term debt, net            150,311       66,789       3,405        7,073      28,012      20,003
Convertible senior subordinated
 debentures                                      -            -           -            -      49,174      49,174
Nonrecourse project financing, net               -            -           -       60,310      97,140     107,898
Stockholders' equity (deficit)             (30,513)     (37,573)    (40,758)         136      15,675      29,405

(1) Net  income (loss) per share has been restated for all periods presented to reflect the common shares issued under the terms of the Plan.

(2) At June 30, 1995, nonrecourse project financing, net excludes $60,310 of amounts with long-term repayment terms. This amount was included in current liabilities
    (thereby included in working capital deficiency) due to default under the debt agreement.

(3) Effective July 1, 1996, the Company changed its year end from June 30 to December 31.


ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     All amounts set forth in this Item 7 are in thousands.

     The Company, formerly known as O'Brien Environmental Energy, Inc., directly and through its subsidiaries develops and owns cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

     On April 30, 1996, O'Brien emerged from bankruptcy. The Plan approved on January 18, 1996 by the Bankruptcy Court awarded NRG Energy the right to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. O'Brien was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

     On April 30, 1996, NRG Energy funded approximately $107,418 in accordance with the Plan and acquired a 41.86% equity interest in the Company. All common shares of O'Brien were canceled and replaced by a new issue of common stock of NRGG. Net income
(loss) per share has been restated for all periods presented to reflect the new common shares issued under the terms of the Plan.

     Additionally, under the terms of the Plan, NRG Energy acquired the stock of ten wholly-owned subsidiaries from the Company on the closing date which included all of the Company's landfill gas projects (those operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project. The Company believes that the sale of these subsidiaries will not have a material adverse effect on its results of operations in future years.

     The Company currently owns and operates two cogeneration facilities (the Newark and Parlin Projects) with an electric generating capacity of 174 MW and two standby/peak shaving facilities (together comprising the Philadelphia Project) with a capacity of 22 MW in which the Company has an 83% interest. On April 30, 1996, the amended PPAs with JCP&L, the primary customer of the Newark and Parlin Projects, became effective. Although energy revenues as well as the cost of energy revenues decreased under the amended PPAs, the Company believes that operating gross profit margins will remain similar to historical results. However, margin fluctuations attributable to periodic swings in fuel costs have been eliminated.

      Equipment sales, rentals and services is the Company's demand-side management business through which the Company provides standby power equipment and services to customers for a fee. The Company is also a one-third partner in a 150 MW cogeneration facility currently under construction.

     Both the Newark and Parlin Projects were previously certified as QFs by the FERC under PURPA. The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, PUHCA, and state utility-type regulation. However, as permitted under the terms of its renegotiated PPAs, NRGG Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish NRGG Parlin's claim to QF status. The FERC has approved NRGG Parlin's rates effective April 30, 1996, and given certain other approvals to Parlin in conjunction with the bankruptcy reorganization. In addition, the FERC has determined Parlin to be an EWG. As an EWG, NRGG Parlin is exempt from PUHCA, and the ownership of NRGG Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, NRGG Parlin is not generally subject to state regulation and, in any case, the Company believes that NRGG Parlin complies with all applicable requirements of state utility law.

     Power Operations, Inc., a new wholly-owned subsidiary of the Company, assumed operations and maintenance responsibilities for the Newark facility and the Parlin facility, in each case replacing the former operator, on November 8, 1996, and December 31, 1996, respectively. The Company believes that such changes will have no material financial impact on the operations of these facilities or on the Company's financial condition or results of operations. On January 1, 1997, Power Operations, Inc. was sold by the Company to NRG Energy. The terms of this transaction were approved by the Independent Directors Committee of the Company's Board of Directors as required by the Company's Bylaws.

     The Company entered into a Liquidating Asset Management Agreement on April 30, 1996 with Wexford, a co-sponsor of the Plan, which, in accordance with the Plan, retains Wexford as manager, operator and liquidator of the Liquidating Assets of the Company pursuant to the terms and conditions of the agreement. The Board of Directors and officers of the Company have the right to direct and control which assets will be liquidated and the extent of management services required for each Liquidating Asset. The Liquidating Assets identified in the agreement consist of (a) the Company's engine generator sales, service and rental business, (b) the Philadelphia Project, (c) unused equipment and (d) American Hydrotherm ("American Hydrotherm") and two related companies. The Board of Directors authorized Wexford to liquidate the Philadelphia Project, American Hydrotherm and two related companies and the unused equipment. In December 1996, the Company sold American Hydrotherm and two related companies to the management of American Hydrotherm. Wexford has received compensation in accordance with the terms of the agreement (see Note 23 to the Consolidated Financial Statements). No decision has been made regarding the possible liquidation of the engine generator business. Management does not expect the disposition of these businesses to have a material effect on the Company's financial position or results of operation.

     The Company has adopted a change in its fiscal year to a calendar year effective on December 31, 1996.

Results of Operations for the Six Months Ended December 31,  1996
and the Years Ended June 30, 1996, 1995 and 1994

Revenues

     Energy revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $21,669,
$66,623, $74,455 and $62,647, respectively. Energy revenues primarily reflect billings associated with the Newark and Parlin Projects and the Philadelphia Project. The decrease in energy revenues for the six months ended December 31, 1996 as compared to fiscal year 1996 was primarily due to only six months of revenues reported in the period ended December 31, 1996 and to the amended PPAs affecting both the Newark and Parlin Projects.
The decrease in energy revenues in 1996 from 1995 was primarily attributable to a voluntary curtailment of operations at Parlin and to the negative impact of unit fuel cost fluctuations on the energy rate calculation under the Parlin Project's previous PPA. Additionally, a portion of the decrease is attributable to the amended PPAs affecting both the Newark and Parlin Projects for the final two months of fiscal 1996.

     Revenues recognized by NRGG Parlin for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $10,327, $34,867, $40,784 and $37,910, respectively.
NRGG Parlin revenues decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of revenues reported in the period ended December 31, 1996 and to the amended PPA. NRGG Parlin initiated a voluntary curtailment of electric output beginning in the first quarter and extending into the second quarter of fiscal 1996, during off-peak hours, to maintain the correct ratio of thermal to electric production after E.I. du Pont, the steam host, significantly decreased its steam demand by moving a business segment overseas. Additionally, NRGG Parlin's fiscal 1996 revenues were affected by a decrease in the energy rate under the previous PPA adjusted quarterly based on, in part, the average cost of fuel over the preceding year. A mild 1995 winter resulted in unusually low natural gas costs which, after a five quarter lag, lowered the energy rate received during fiscal 1996. NRGG Parlin revenues also decreased in fiscal 1996 by approximately $2,680 from the amended PPA implemented on April 30, 1996.

     Fiscal 1994 NRGG Parlin revenues were negatively impacted by a gas turbine being shut down for unscheduled repairs for approximately three months during the year.

     Revenues recognized at NRGG Newark for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $9,259, $26,820, $28,908 and $23,082, respectively.
NRGG Newark revenues decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of revenues reported in the period ended December 31, 1996 and to the amended PPA. The increase in revenues in 1995 from 1994 was attributable primarily to a full year of operations in fiscal 1995 as compared to a partial year of operations in fiscal 1994. The Newark Project resumed partial operations in August 1993 and full operations in October 1993 after completing reconstruction resulting from damage incurred in a December 1992 fire.

     Equipment sales and services revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $15,607, $25,344, $19,639 and $ 24,304, respectively, which principally reflect the operations of OES, Puma and American Hydrotherm. Revenues decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of revenues reported in the period ended December 31, 1996, offset in part by the inclusion of nine months of revenues in the period from the operations of Puma. Puma adopted a change in its fiscal year end of March 31 to a calendar year effective on December 31, 1996. Management attributes the increase in fiscal 1996 to a volume increase resulting from successful marketing efforts as well as to an improvement in the U.S. economy. The Company also believes that its bankruptcy filing in September 1994 had some negative impact in fiscal 1995 revenues because of customer uncertainty.

     OES equipment sales and services revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $1,575, $5,232, $3,575 and $7,789, respectively.
Fiscal 1994 revenue levels were generated from backlog orders transferred from O'Brien Power Systems, Inc., a company controlled by a relative of the former CEO of the Company, in order to expand OES's domestic business in the design and assembly of generator sets and switchgear. OES was unable to replenish this transferred backlog until late in the 1995 fiscal year.

     Rental revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $1,062, $1,895, $2,362 and $5,372, respectively. In November 1993, the Company sold the Philadelphia Project to an unrelated private investor and subsequently reacquired it in August 1994. Rental fluctuations are primarily attributable to rental revenues recognized during the period the project was owned by the private investor. The Company continued to own and lease the equipment and facilities to the private investor during the period between November 1993 and August 1994.

     Development fees and other revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $1,578, $2,685, $5,791 and $14,266, respectively. The decrease in revenues in 1996 from 1995 was attributable primarily to the Company selling its rights to develop a standby electric project for $1,763, the expiration of a purchase option whereby, the Company retained $775 in forfeited escrow deposits and to higher gas sales to the Artesia Cogeneration partnership in 1995. The decrease in revenues from 1994 to 1995 was attributable primarily to the sale of the Company's contractual rights to develop certain coalbed methane reserves for $5,121 and to the sale of rights to develop a standby electric project for approximately $5,000 in 1994.

Costs and Expenses

     Cost of energy revenues for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $7,229, $45,663, $46,694 and $49,961, respectively. Cost of energy revenues decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of costs reported in the period ended December 31, 1996 and the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the

Newark and Parlin facilities. Fiscal 1996 and 1994 included more severe winters than 1995 resulting in significantly higher natural gas unit rates in these years. Cost of energy revenues also includes a temporary period of natural gas curtailment in the winters of fiscal 1996 and 1994 requiring the Newark and Parlin Projects to operate using a more expensive alternative fuel.

     Cost of equipment sales and services for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $12,365, $22,153, $17,622 and $21,890, respectively. Cost of equipment sales and services for the six months ended December 31, 1996 include nine months of costs from the operations of Puma. The fluctuations in cost of equipment sales and services between fiscal years 1996, 1995 and 1994 primarily correlate to the fiscal changes in sales volume in the Company's equipment sales, rental and service businesses.

     Cost of rental revenues services for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $834, $1,406, $2,357 and $2,730, respectively. Cost of rental revenues decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of costs reported in the period ended December 31, 1996. The decrease in cost of equipment rentals between fiscal years 1996, 1995 and 1994 is attributable to the reacquisition of the Philadelphia Project from an unrelated private investor. The Company sold the project in November 1993 and reacquired it in August 1994 but continued to own and lease the equipment and facilities to the private investor during this period.

     Cost of development fees and other for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $1,559, $2,531, $5,491 and $9,593, respectively.
These costs consist principally of costs associated with the sale of various projects either under development or in operation.

     The Company's gross margins were $17,929 (44.9% of sales), $24,794 (25.7% of sales), $30,083 (29.4% of sales) and
$22,415 (21.0% of sales) for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994, respectively. The fluctuations are primarily attributable to the energy segment which, as discussed above, were due to fluctuations in the recovery of fuel costs through energy revenues under the Newark and Parlin Project PPAs in effect until April 30, 1996.

Provision for Loss on Equipment Held for Sale and Write  Down  of
Plant and Equipment

     The Company began actively seeking buyers for specific energy equipment consisting primarily of gas and steam turbines not currently being used in an operating project nor critical to the completion of any projects in development. The value of these assets sold in a secondary market is less than if incorporated into an internally developed operating project. Accordingly, the Company recorded a non-cash charge of $6,250 against earnings to write down the carrying value of these assets to an estimated resale value for the year ended June 30, 1994 and recorded an additional writedown in fiscal 1995 of $5,655 to reflect the Company's intent to accelerate the disposal of this equipment.

     The Company engaged an independent valuation expert to appraise its property, plant and equipment in connection with the bankruptcy proceedings and the Plan. Accordingly, the Company recorded a non-cash charge against earnings in fiscal 1995 of $15,985 to write down the carrying value of its property, plant and equipment to a lower appraised value.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $6,149, $12,792, $20,320 and
$19,680,  respectively.   Fiscal  1996  includes  a  $3,100  cost
incurred to terminate the interest rate swap agreement in connection with the Parlin nonrecourse project debt refinancing. Fiscal 1996 SG&A expenses benefited from lower payroll and related tax costs as well as reduced insurance expenses by approximately $2,347 as compared to fiscal 1995.

     Since filing for bankruptcy in September 1994, the Company has attempted to reduce its SG&A expenses. Fiscal 1995 SG&A includes project development costs totaling $4,418 based upon the anticipated implementation of the Plan and $1,888 in unamortized goodwill primarily associated with the value assigned to an acquired subsidiary's patented waste heat recovery technology deemed not realizable.

     In January 1994, the Company ceased operations at one of its United Kingdom subsidiaries which was in the business of manufacturing low voltage switchgear. Fiscal 1994 SG&A includes pretax losses associated with this United Kingdom subsidiary of approximately $1,200 which includes $319 of costs associated with the closure of the business.

Involuntary Conversion Gain

     In fiscal 1994, the Company recognized an involuntary conversion gain of $6,066 from the property settlement with the insurance carrier resulting from the December 25, 1992 fire at the Newark facility. The gain represents the amount by which the insurance proceeds (replacement cost) exceeded the net book value of the equipment lost in the fire.

Interest and Other Income

     Other income for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $413, $569,
$2,587 and $874, respectively. Other income for the six months ended December 31, 1996 was positively impacted by interest income earned on escrow account balances established in connection with the recourse financing on the Newark and Parlin facilities. Fiscal 1995 other income includes $1,180 recognized in connection with the original construction of the Philadelphia Project.

Reorganization Costs

     Reorganization costs represent all costs incurred after filing bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for the years ended

June    30,   1996   and   1995   were   $12,101   and    $8,366,
respectively. These costs consist primarily of professional and administrative fees and expenses as well as a fiscal 1995 expense of $3,387 incurred to adjust the carrying value of the subordinated debentures to the amount approved by the Bankruptcy Court as an allowed claim.

Interest and Debt Expense

     Interest and debt expense for the six months ended December 31, 1996 and the years ended June 30, 1996, 1995 and 1994 were $7,681, $18,646, $20,583 and $18,013, respectively. Interest and debt expense decreased for the six months ended December 31, 1996 as compared to fiscal year 1996 primarily due to only six months of expenses reported in the period ended December 31, 1996 and to the refinancing of the Newark and Parlin Projects. Fiscal 1996 and 1995 interest and debt expense includes post-petition interest on prepetition liabilities of $6,487 and $6,194, respectively. Fiscal 1996 also includes $1,098 in interest costs associated with loans provided by NRG Energy and $1,433 of deferred financing costs attributable to the nonrecourse debt relating to the Newark and Parlin Projects which were refinanced during the year (see Liquidity and Capital Resources). Fiscal 1995 interest and debt expense includes $1,050 paid to the unrelated private investor to extend the Company's reacquisition option period for the Philadelphia Project to August 1994.

Extraordinary Item

     In the six month period ended December 31, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

Income Taxes

     For the six months ended December 31, 1996 and the year ended June 30, 1996, the Company realized an overall income tax benefit of $268 and $463, respectively. For the fiscal years ended June 30, 1995 and June 30, 1994, the provision for income taxes was $2,680 and $1,913, respectively. The benefit for the six months ended December 31, 1996 is derived from the Company's ability to reduce its current and deferred tax liabilities by using net operating loss carryforwards and existing deductible temporary differences to offset current taxable income and future reversals of taxable temporary differences. The benefit for the fiscal year ended June 30, 1996 was attributable to the utilization of state net operating loss carryforwards as well as a decrease in the deferred tax liability primarily attributable to a change in temporary differences resulting from the landfill gas equipment sold to NRG on April 30, 1996. The 1995 and 1994 tax provisions, consisting primarily of deferred taxes relating to property and equipment, results from the uncertainty of realizing the benefits of the tax loss carryforwards in future years against them. Additionally, most professional fees incurred during the bankruptcy period included in reorganization costs are treated as capital expenditures and are not deductible for income tax purposes (see Note 24 to the Consolidated Financial Statements).

Liquidity and Capital Resources

     On April 30, 1996, NRG Energy funded $107,418 in accordance with the Plan. The Company received $99,918 of which $71,240 was advanced under the terms of three loan agreements between the Company and NRG Energy; $21,178 represented the purchase of new common stock of NRGG and $7,500 was designated as the proceeds for the sale of ten wholly-owned subsidiaries sold to NRG Energy. In addition, NRG Energy transferred $7,500 directly to the Company's stock transfer agent representing a cash distribution by NRG Energy to the O'Brien common stockholders.

     In May 1996, the Company's wholly-owned subsidiaries NRGG Newark and NRGG Parlin entered into a Credit Agreement with a new lender (the "Credit Agreement"). The Credit Agreement established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of NRGG Newark and NRGG Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. Concurrent with the Credit Agreement, NRGG Newark and NRGG Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on the 50% portion of the principal amount outstanding at 6.9% plus the margin.

     On May 23 1996, NRGG Newark borrowed $60,000 in the form of a six-month term loan under the terms of the Credit Agreement, pending the availability of the remaining total loan commitment. On July 11, 1996, the remaining $95,000 loan commitment was borrowed and combined with the $60,000 into a $155,000, fifteen year new term loan.

     The Company used the proceeds of the new term loan to repay certain preexisting obligations of the Company including $87,291 of indebtedness to NRG Energy. NRG Energy provided the Company with loans during fiscal 1996 of which $101,679 was outstanding at June 30, 1996. At December 31, 1996, loans of $14,388 remain outstanding to NRG Energy.

     NRG Energy has provided additional loan commitments to the Company. A $10,000 loan agreement negotiated between NRG Energy and NRGG Schuylkill Cogeneration, Inc. (formerly known as O'Brien (Schuylkill) Cogeneration, Inc.) ("NSC"), a wholly-owned subsidiary, provides funding, if needed, for an NSC capital contribution obligation to the Grays Ferry Partnership. NSC owns a one-third partnership interest in the Grays Ferry Project currently under construction. In March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the project. The credit agreement obligates a $10,000 capital contribution from each of the projects' three partners prior to the commercial operation of the facility, which is anticipated to occur by the end of 1997. In addition, there remains $13,615 in available borrowings under the terms of one of the Plan loan agreements to provide funding for any bankruptcy obligation shortfalls.

     Except for the historical information contained within this Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected or discussed in this report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements that involve risks and uncertainties including but not limited to: business conditions and growth in the general economy; regulatory and other legal developments affecting the markets in which the Company operates and changes in environmental laws; volatility in gross margins caused by seasonal factors that cannot be controlled by the Company; competitive factors, such as price pressures and other factors which may make it more difficult for the Company to secure future projects and may increase project development costs and/or reduce operating margins; the success of the Company's business partners, including its energy customers and fuel suppliers; the successful completion of the Grays Ferry Project and the various other factors discussed in this report, including without limitation those discussed under "Item 1. Business - Risk Factors." Such factors may cause the Company's actual results to differ materially from those discussed herein and in forward-looking statements made herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-31 immediately following the signature page of this Annual Report on Form 10-K, and is incorporated herein by reference:

     Report of Independent Accountants                        F-1

     Financial Statements:
       Consolidated Balance Sheets as of December 31, 1996,
           June 30, 1996 and 1995                             F-2

       Consolidated  Statements of Operations  for  the  six
       months ended December 31, 1996 and the years ended
       June 30,  1996, 1995 and 1994                          F-3

       Consolidated Statements of Stockholders'  Equity  for
       the six months ended December 31, 1996 and the years
       ended June 30, 1996,  1995 and 1994                    F-4

       Consolidated  Statements of Cash Flows  for  the  six
       months ended December 31, 1996 and the years ended
       June 30, 1996,  1995 and 1994                          F-5

     Notes to Consolidated Financial Statements F-6  through F-30

     Report of Independent Accountants for fiscal year 1994  F-31

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

      Previously reported in NRG Generating (U.S.) Inc.'s Current
Report  on Form 8-K dated April 30, 1996, and as amended May  20,
1996.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.


ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

      The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required for this item is incorporated by reference to the Company's 1997 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K.

(a)  Documents filed as part of this report.

1.   Financial Statements

     The following consolidated financial statements of the Company and its Subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-31 immediately following the signature page of this Annual Report on Form 10-K.

Index to Consolidated Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1996 and June
     30, 1996 and 1995

     Consolidated Statements of Operations for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1996 and for the years ended June
     30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and for the years ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Report of Independent Accountants for fiscal year 1994

2.   Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.   Exhibits

     The "Index to Exhibits" following the Consolidated Financial Statements of the Company and its subsidiaries is incorporated herein by reference. Certain documents related to the projects and other matters, some of which are listed in the Index to Exhibits, will be filed by amendment as soon aspracticable.

 (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1996:

     1.   Current  Report  on  Form 8-K dated December  13,  1996
          reporting information under Item 5.

                            Signature

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NRG GENERATING (U.S.) INC.


                                /s/ Timothy P. Hunstad
                              By:  Timothy P. Hunstad
                              Title:  Vice President and  Chief
                                      Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                    Title                 Date

/s/ Leonard A. Bluhm         Chairman of the       March 26, 1997
By:  Leonard A. Bluhm     Board of Directors and
                         Chief Executive Officer

/s/ Timothy P. Hunstad      Vice President and     March 26, 1997
By:  Timothy P. Hunstad   Chief Financial Officer

/s/  Lawrence  I.  Littman      Director           March 26, 1997
By:  Lawrence I. Littman

/s/  Craig  A.  Mataczynski     Director           March 26, 1997
By:  Craig A. Mataczynski

/s/  David  H.  Peterson        Director           March 26, 1997
By:  David H. Peterson

/s/  Spyros  S. Skouras,  Jr.   Director           March 26, 1997
By:  Spyros S. Skouras, Jr.

/s/  Charles  J.  Thayer        Director           March 26, 1997
By:  Charles J. Thayer

/s/  Ronald  J.  Will           Director           March 26, 1997
By:  Ronald J. Will

NRG Generating (U.S.) Inc.
Consolidated Financial Statements
December 31, 1996


     Report of Independent Accountants


To the Stockholders and Board of Directors of NRG Generating (U.S.) Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NRG Generating (U.S.) Inc. (formerly known as O'Brien Environmental Energy, Inc.), and its subsidiaries at December 31, 1996, and June 30, 1996 and 1995, and the results of their operations and their cash flows for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of NRG Generating (U.S.) Inc., for the twelve months ended June 30, 1994 were audited by other independent accountants whose report dated October 7, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. That report also disclosed the voluntary petition filed by the Company for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court on September 28, 1994.

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



Price Waterhouse LLP
Minneapolis, Minnesota
March 13, 1997

NRG Generating (U.S.) Inc.
Consolidated Balance Sheets


(Dollars in thousands)                   December 31,  June 30, June 30,
                                             1996        1996     1995
                             Assets
Current assets:
 Cash and cash equivalents                 $  3,187  $  5,022  $  4,083
 Restricted cash and cash equivalents         8,174     8,719     3,563
 Accounts receivable, net                    11,920    11,627    12,357
 Receivables from related parties               186       461       684
 Notes receivable, current                    1,119     1,029       853
 Inventories                                  2,897     2,995     3,610
 Other current assets                           992     1,721     2,176
      Total current assets                   28,475    31,574    27,326

Property, plant and equipment, net          132,203   134,694   151,130
Equipment held for sale                       2,628     2,678     3,228
Project development costs                       346       253     1,080
Notes receivable, noncurrent                     83        86     1,078
Investments in equity affiliates              3,653     3,449     3,483
Deferred financing costs, net                 5,530     4,630     1,530
Other assets                                    706       798       893
      Total assets                         $173,624  $178,162  $189,748

         Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable                          $  6,131  $  8,708  $  9,546
 Current portion of loans and payables due
 NRG Energy, Inc.                             1,256     4,750         -
 Current portion of nonrecourse long-
 term debt                                   10,820     7,115     8,751
 Nonrecourse project financing                   -          -    85,320
 Accrued interest payable                     1,104     5,895     7,655
 Prepetition liabilities                      1,433     1,735    87,743
 Short-term borrowings                        2,388     1,793     1,600
 Other current liabilities                    2,852     7,789    11,300
      Total current liabilities              25,984    37,785   211,915
Loans due NRG Energy, Inc., net of current
 portion                                     14,388    96,929         -
Nonrecourse long-term debt, net of current
 portion                                    150,311    66,789     3,405
Deferred income taxes                        13,404    14,182    15,086
Other liabilities                                50        50       100
      Total liabilities                     204,137   215,735   230,506

Stockholders' equity:
 Preferred stock, par value $.01, 20,000,000
  shares authorized; none issued or outstanding   -         -         -
 New common stock, par value $.01, 50,000,000
  shares authorized, 6,474,814 shares issued,
  6,440,514 and 6,422,014 shares outstanding,
  respectively                                   64        64         -
 Class A common stock, par value $.01, one vote
  per share, 40,000,000 shares authorized,
  13,055,597 issued, 12,965,397 outstanding
  in 1995                                         -         -       130
 Class B common stock, par value $.01, ten votes
  per share, 10,000,000 shares authorized,
  4,070,770 issued, 3,905,770 outstanding
  in 1995                                         -         -        39
 Additional paid-in capital                  62,719    62,515    41,353
 Accumulated deficit                        (92,944)  (99,367)  (81,654)
 Other                                         (352)     (785)     (626)
      Total stockholders' equity (deficit)  (30,513)  (37,573)  (40,758)
      Total liabilities and stockholders'
       equity (deficit)                    $173,624  $178,162  $189,748


The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Operations


(Dollars in thousands, except per share amounts)

                                 Six Months
                                   Ended         Twelve Months Ended
                                December 31,  June 30, June 30, June 30,
                                    1996        1996     1995     1994
Energy revenues                   $21,669    $66,623  $74,455  $62,647
Equipment sales and services       15,607     25,344   19,639   24,304
Rental revenues                     1,062      1,895    2,362    5,372
Development fees and other          1,578      2,685    5,791   14,266
                                   39,916     96,547  102,247  106,589
Cost of energy revenues             7,229     45,663   46,694   49,961
Cost of equipment sales and
 services                          12,365     22,153   17,622   21,890
Cost of rental revenues               834      1,406    2,357    2,730
Cost of development fees and other  1,559      2,531    5,491    9,593
                                   21,987     71,753   72,164   84,174
   Gross profit                    17,929     24,794   30,083   22,415
Provision for loss on equipment         -          -   21,640    6,250
Selling, general and administrative
 expenses                           6,149     12,792   20,320   19,680
   Income (loss) from operations   11,780     12,002  (11,877)  (3,515)
Involuntary conversion gain             -          -        -    6,066
Interest and other income             413        569    2,587      874
Reorganization costs                    -    (12,101)  (8,366)       -
Interest and debt expense          (7,681)   (18,646) (20,583) (18,013)
   Income (loss) before income
    taxes                           4,512    (18,176) (38,239) (14,588)
Provision for income taxes (benefit) (268)      (463)   2,680    1,913
   Income (loss) before
    extraordinary item              4,780    (17,713)  40,919) (16,501)
Extraordinary item, net of income
 taxes                              1,643          -        -        -
Net income (loss)                 $ 6,423   $(17,713)$(40,919)$(16,501)
Net income (loss) per common share:
  Income (loss) before extraordinary
   item                           $  0.75   $  (4.24)$ (11.02)$  (4.45)
  Extraordinary item                 0.25          -        -        -
  Net income (loss) per common
   share                          $  1.00   $  (4.24)$ (11.02)$  (4.45)

Weighted average shares
 outstanding                        6,454      4,182    3,712    3,712


The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Stockholders' Equity


(Dollars in thousands)
                                       Class A  Class B                   Additional                       Total
                                        Common   Common  Common Preferred   Paid-in  Accumulated        Stockholders'
                                         Stock    Stock   Stock    Stock    Capital    Deficit    Other    Equity
Balance, June 30, 1993                   $ 130     $ 39  $       $         $40,053    $(23,932)  $ (615)  $ 15,675
Currency translation adjustment                                                                     (36)       (36)
Excess of purchase price over
predecessor cost of facilities acquired                                                   (302)               (302)
Stock warrants issued                                                        1,300                           1,300
Net loss                                                                               (16,501)            (16,501)
Balance, June 30, 1994                     130       39                     41,353     (40,735)    (651)       136

Currency translation adjustment                                                                      25         25
Net loss                                                                               (40,919)            (40,919)
Balance, June 30, 1995                     130       39                     41,353     (81,654)    (626)   (40,758)

NRG plan of reorganization:
Purchase of common stock by NRG                             27              21,151                          21,178
Exchange class A and B common stock
 for new common shares, retire
 treasury shares                          (130)     (39)    37                  68                   64          -
Issue preferred shares to Wexford                                     49     4,908                           4,957
Redemption of preferred shares                                       (49)   (4,908)                         (4,957)
Preferred dividends                                                            (57)                            (57)
Currency translation adjustment                                                                    (223)      (223)
Net loss                                                                               (17,713)            (17,713)
Balance, June 30, 1996                       -        -     64         -    62,515     (99,367)    (785)   (37,573)

Payment received on treasury stock
 resulting from reorganization                                                 105                             105
Issue restricted stock                                                          99                              99
Currency translation adjustment                                                                     433        433
Net income                                                                               6,423               6,423
Balance, December 31, 1996               $   -     $  -   $ 64   $    -    $62,719    $(92,944)  $ (352)  $(30,513)


The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)            Six Months
                                    Ended        Twelve Months Ended
                                 December 31, June 30,  June 30, June 30,
                                     1996       1996      1995     1994
Cash flows from operating activities:
Net income (loss)                   $ 6,423  $(17,713) $(40,919) $(16,501)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Extraordinary item, net of income
   taxes                             (1,643)        -         -        -
  Depreciation and amortization       4,670     7,961     9,003   10,550
  Amortization of goodwill                -         -     1,987       98
  Amortization of debt discount and
   deferred financing costs             199     1,480     3,882    1,752
  Deferred tax expense (benefit)       (778)     (904)    2,278    1,913
  Project development costs expensed      -       180     4,418      539
  Provision for loss on equipment
   held for sale                          -         -     5,655    6,250
  Provision for equipment appraisal
   writedown                              -         -    15,985        -
Involuntary conversion gain               -         -         -   (6,066)
  Reserve for uncollectible note
   receivable                             -         -     3,121        -
  Bankruptcy professional fees accrued    -       432     4,415        -
  Other, net                            (70)     (216)      709    1,527
  Changes in operating assets and
   liabilities:
    Accounts receivable              (1,011)      730      (257)     294
    Inventories                         (13)      615      (369)     805
    Receivables from related parties    275       223       (51)     542
    Accounts payable and other current
     liabilities                     (6,677)     (838)   (4,994)  (2,892)
    Accrued interest payable         (4,677)   (1,760)    6,633        -
      Net cash (used in) provided by
       operating activities          (3,302)   (9,810)   11,496   (1,189)
Cash flows from investing activities:
Capital expenditures                 (1,222)     (299)     (744)  (2,496)
Proceeds from sale of property and
 equipment                              104         -         -        -
Proceeds from sale of subsidiaries        -     7,500         -        -
Capital expenditures and costs to
 repair Newark Plant                      -         -         -  (21,041)
Insurance proceeds for Newark Plant       -         -         -   27,000
Project development costs               (93)   (1,484)     (358)    (529)
Proceeds from the sale of projects,
 net of notes receivable                  -         -     1,762    2,000
Collections on notes receivable          10       816       824    1,784
Divestitures of businesses, net of
 cash given                            (120)        -         -        -
Withdrawals from (deposits into)
 restricted cash accounts - net         545    (5,156)    1,032      470
Other, net                                -       227      (676)     622
      Net cash (used in) provided by
       investing activities            (776)    1,604     1,840    7,810
Cash flows from financing activities:
Proceeds from NRG loans                   -   128,078         -        -
Proceeds from long-term debt         95,000    60,226     5,711   15,622
Repayments of NRG loans             (86,035)  (26,398)        -        -
Repayments of long-term debt         (6,098)  (92,816)  (18,061) (21,660)
NRG capital contribution                  -    21,178         -        -
Net proceeds (repayments) of short-
 term borrowings                        595       193      (785)     187
Payments on prepetition liabilities    (302)  (71,723)   (1,799)       -
Deferred financing costs             (1,121)   (4,579)        -        -
Payment received on treasury stock
 resulting from reorganization          105         -         -        -
Issuance of restricted stock             99         -         -        -
Redemption of preferred shares            -    (4,957)        -        -
Preferred dividends paid                  -       (57)        -        -
Other, net                                -         -         -     (302)
      Net cash provided by (used in)
       financing activities           2,243     9,145   (14,934)  (6,153)
Net (decrease) increase in cash and
 cash equivalents                    (1,835)      939    (1,598)     468
Cash and cash equivalents at
 beginning of year                    5,022     4,083     5,681    5,213
Cash and cash equivalents at end
 of year                            $ 3,187  $  5,022  $  4,083 $  5,681

Supplemental disclosure of cash flow information:
Interest paid during the year       $12,472  $ 18,926  $ 11,869 $ 13,027



The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

1.  Business - Liquidity, Capital Resources and Emergence from
    Bankruptcy

NRG Generating (U.S.) Inc. ("NRGG" or the "Company") and its subsidiaries develop and own cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

On April 30, 1996, O'Brien Environmental Energy, Inc. ("OEE"), the formerly named parent company, emerged from bankruptcy. The Plan, approved on January 18, 1996 by the U.S. Bankruptcy Court for the District of New Jersey (the "Court"), awarded NRG Energy the rights to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. The Company was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

OEE filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Court on September 28, 1994 to pursue financial restructuring efforts under the protection afforded by the U.S. bankruptcy laws. The decision to seek Chapter 11 relief was based on the conclusion that action had to be taken to preserve its business relationships, restructure its debt and maintain the operational strength and assets of the Company. The Company continued its normal operations as Debtor-in-Possession during the bankruptcy period but could not engage in transactions outside the ordinary course of business without approval of the Court.

Under the Chapter 11 bankruptcy proceedings, all parent company liabilities and claims which existed as of the September 28, 1994 filing date were stayed. The Company segregated and reclassified these liabilities and claims on its balance sheet as prepetition liabilities. Subsequently, the Company received approval from the Court to make payments on certain prepetition obligations including employee wages and expense reports and was also directed to make periodic adequate protection payments on specific secured debt obligations during the bankruptcy period.

Management concluded that the maximum return to creditors and shareholders could only be accomplished through the sale of an equity interest in the Company or of substantially all of its assets to a third party. After extensive solicitation efforts, two separate third party plans of reorganization were submitted to the Court. On November 17, 1995, the Company distributed a Master Disclosure Statement urging that creditors and equity security holders vote to accept its plan of reorganization.

On January 18, 1996, the Court confirmed the Plan submitted by NRG Energy, the O'Brien Official Committee of Equity Security Holders and Wexford Management LLC ("Wexford"). According to the Plan, NRG would acquire approximately 42% equity interest in the reorganized company.

On April 30, 1996, NRG funded approximately $107,418 in accordance with the Plan and acquired a 41.86% equity interest in the Company. NRGG received $99,918 of which $71,240 was advanced under the terms of the three loans agreements between the Company and NRG Energy; $21,178 represented the purchase of new common stock of NRGG and $7,500 was designated as proceeds for the sale of ten wholly-owned subsidiaries sold to NRG Energy. In addition, NRG Energy transferred $7,500 directly to the Company's stock transfer agent representing a cash distribution by NRG Energy to the OEE common stockholders. The funds were disbursed according to the Plan's

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

terms which generally provided for full payment (or cure/reinstatement) of all undisputed prepetition liabilities including the payment of post-petition interest on most prepetition obligations. Additionally, disbursements were made to certain creditors of subsidiary companies whose obligations were not included in prepetition liabilities and for professional fees incurred during the bankruptcy proceedings. Certain other bankruptcy claims filed with the Court remain in dispute. An escrow fund has been established to fully reserve for the remaining disputed claims submitted to the Court. Any remaining funds resulting from the Court disallowing any disputed claims will be disbursed pro rata to all allowed non-reinstated creditor claimholders as additional post-petition interest.

The Company entered into a Liquidating Asset Management Agreement on April 30, 1996 with Wexford, which, in accordance with the Plan, retains Wexford as the manager, operator and liquidator of the Liquidating Assets of the Company pursuant to the terms and conditions of the agreement. The Board of Directors and the Officers have the right to direct and control which assets will be liquidated and the extent of management services required for each Liquidating Asset. The Liquidating Assets identified in the agreement consist of (a) the Company's engine generator sales, service and rental business, (b) the Philadelphia Water Department project, (c) unused equipment, and (d) American Hydrotherm Corporation and two related companies. The Board of Directors has authorized Wexford to liquidate the Philadelphia Water Department project and American Hydrotherm Corporation and its two related companies. American Hydrotherm Corporation and its two related companies were sold to subsidiary management in December 1996. The Board of Directors has authorized management to liquidate the unused equipment. Wexford has received compensation per the agreement for the sale of unused equipment. No decision has been made regarding the possible liquidation of the engine generator business. Management does not expect the disposals of these businesses to have a material effect on the Company's financial position or results of operations.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries of the Company. All significant intercompany investments, accounts and transactions have been eliminated. The investments in and the operating results of companies in which the Company has an ownership of 50% or less are included in the financial statements on the basis of the equity method of accounting.

Effective July 1, 1996, the Company changed its year end from June 30 to December 31. The following are summarized comparative results for the six months ended December 31, 1996 and 1995. Due to the reorganization the comparisons are not meaningful.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

                                                          Unaudited
                                         Six Months       Six Months
                                           Ended            Ended
                                        December 31,     December 31,
                                            1996             1995

Revenue                                    $39,916          $50,901
Gross profit                                17,929           16,652
Income tax  provision (benefit)               (268)              25
Income (loss) before extraordinary item      4,780           (1,075)
Extraordinary item                           1,643                -
Net income (loss)                            6,423           (1,075)
Net income (loss) per common share:
  Net income (loss) before extraordinary
   item                                       0.75            (0.29)
  Extraordinary item                          0.25                -
  Net income (loss) per common share          1.00            (0.29)

The years ended June 30, 1996, 1995 and 1994 are sometimes referred to in these Notes to Consolidated Financial Statements as fiscal 1996, 1995 and 1994.

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

Revenue Recognition

Energy revenues from cogeneration projects are recognized as billed over the term of the contract. Profits and losses from sales and rental of power generation equipment, including sales to projects in which the Company retains less than a 100% interest are recognized as the equipment is sold or over the term of the rental. Development fee revenue is recognized on a cost recovery basis as cash is received (without future lending provisions) or as equity interest in the partnership increases, whereby revenues are recognized subsequent to the recovery of all project development costs.

Inventories

Inventories, consisting principally of power generation equipment and related parts held for sale, are valued at the lower of cost
(determined primarily by the specific identification method) or market.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)


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

Project Development Costs

Project development costs consist of fees, licenses and permits, site testing, bids and other charges, including salary and interest charges incurred by the Company in developing projects. For wholly-owned projects, project development costs are transferred to property, plant and equipment upon commencement of construction and depreciated over the contract term when operations begin. For projects structured as partnerships, these project development costs may be recovered through development cost reimbursements from the partnership or third parties or may be transferred to an investment in the partnership. It is the Company's policy to expense these costs in any period in which management determines the costs to be unrecoverable.

Deferred Financing Costs

Financing costs are deferred and amortized on a straight-line basis over the term of the related financing.

Nonrecourse Long-term Debt

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

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Interest Rate Swap Agreement

The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on certain of its variable rate nonrecourse debt. The differentials paid or received under such agreements are accrued and are recorded as increments or decrements to interest and debt expense.

Net Income (Loss) Per Share

Net  income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and restricted stocks computed using the treasury stock method. All periods have been restated to reflect the common shares issued under the terms of the Plan (see Note 14).


Foreign Currency Accounting

The financial statements of foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards No. 52, whereby assets and liabilities are translated at year-end rates of exchange and statements of operations are translated at the average rates of exchange for the year.
Currency translation adjustments are accumulated in the other component of stockholders' equity until the entity is substantially sold or liquidated. Transaction gains and losses associated with foreign activities are included in net income
(loss).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

The Company primarily sells electricity and steam to public utilities and corporations on the east coast of the United States under long-term agreements. Also, the Company services, sells and rents equipment to various entities worldwide. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company invests its excess cash in deposits with financial institutions. These securities typically mature within ninety days and, therefore, bear minimal risk. The Company has not experienced any losses on these deposits.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Reclassification

Certain reclassifications have been made to conform prior years data to the current presentation.

3.  Restricted Cash and Cash Equivalents

The Company has classified certain cash and cash equivalents that are not fully available for use in its operations as restricted. At December 31, 1996, restricted cash and cash equivalents relate primarily to debt service reserve accounts required by the nonrecourse project debt for O'Brien (Newark) Cogeneration, Inc. ("Newark") and O'Brien (Parlin) Cogeneration, Inc. ("Parlin") which were refinanced in 1996 (see Note 12). At June 30, 1996, restricted cash and cash equivalents relate primarily to debt service reserve accounts required by the nonrecourse project debt refinancing for Newark and Parlin and to escrow accounts established on April 30, 1996, pursuant to the Plan, relating to various administrative, priority and unsecured claims which remain in dispute or are subject to final resolution by the
Court. Restricted cash and cash equivalents at June 30, 1995 relate primarily to debt service reserve accounts required by the nonrecourse project debt for Newark and Parlin.

Additionally, restricted cash and cash equivalents at December 31, 1996 and June 30, 1996 and 1995 include compensating balances maintained by the Company at a financial institution in connection with a line of credit extended to its United Kingdom subsidiaries (see Note 10).

Restricted cash and cash equivalents consist of the following:

                                     December 31,  June 30,  June 30,
                                        1996         1996      1995

  NRGG bankruptcy escrow accounts       $2,388     $8,490    $    -
  O'Brien (Newark) Cogeneration, Inc.    2,050          -     3,129
  O'Brien (Parlin) Cogeneration, Inc.    3,736          -       101
  United Kingdom subsidiaries                -        229       241
  Other                                      -          -        92
    Total                               $8,174     $8,719    $3,563

4.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                      December 31,  June 30,  June 30,
                                         1996         1996      1995

  Equipment related to energy revenues  $155,802   $154,578  $171,520
  Rental equipment                        15,233     15,166    15,330
  Furniture and fixtures                     759        898     1,694
  Land, buildings and improvements         1,538      1,972     2,424
  Other equipment                             44        378       469
    Total                               $173,376   $172,992  $191,437
  Accumulated depreciation and
   amortization                           41,173     38,298    40,307
    Total                               $132,203   $134,694  $151,130

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Depreciation expense was $3,626, $7,858, $8,892 and $9,717 in the six months ended December 31, 1996, and fiscal 1996, 1995 and 1994, respectively.

The Company recorded a charge of $15,985 in fiscal 1995 to reduce the carrying amount of property, plant and equipment to a lower appraised fair market value.

Equipment related to energy revenues includes the property and equipment of the Newark and Parlin cogeneration plants, the Philadelphia Water Department standby project and, until sold on April 30, 1996, the biogas projects (see Note 23).

The Newark project consists of a 52 MW cogeneration power plant in Newark, New Jersey which commenced operations in November 1990 and is supplying electricity and steam pursuant to 25-year supply contracts.

The Parlin project consists of a 122 MW cogeneration power plant in Parlin, New Jersey which commenced operations on June 26, 1991 and is supplying up to 114 MW of electricity pursuant to a 20 year electric supply contract and steam pursuant to a 30-year supply contract.

5.  Equipment Held for Sale

As part of the Company's efforts to improve both short-term and long-term liquidity, it is seeking buyers for specific energy equipment not currently being used in an operating project nor critical to the completion of any projects in development. These assets, consisting mainly of gas and steam turbines, are being held for sale in order to raise cash.

The value of these assets sold in a secondary market is less than if they were incorporated into an internally developed operating project. Accordingly, the Company recorded a noncash charge of $6,250 in fiscal 1994 to adjust the carrying value of these assets to estimated resale value, based upon appraisals made by the Company. In fiscal 1995, the Company recorded an additional charge of $5,655 based upon an independent appraisal to further reduce the carrying value to reflect the Company's intent to accelerate the disposal of this equipment.

6.  Notes Receivable

Notes receivable consist of the following:
                                      December 31,  June 30,  June 30,
                                         1996         1996      1995
  Notes receivable, non-interest
  bearing, final installment of
  $800 due in June 1997 (a)             $  754      $  754    $1,465
  Other (b)                                448         361       466
   Total                                 1,202       1,115     1,931
  Less current portion                   1,119       1,029       853
    Total noncurrent                    $   83      $   86    $1,078

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

  (a) Note receivable associated with the termination of a power purchase contract. The note is collateralized by an irrevocable letter of credit. At December 31, 1996, face value and discount were $800 and $46, respectively, assuming an interest rate of 5.95%.

  (b) Notes receivable associated primarily with a direct finance lease relating to power generation equipment.

7.  Project Development Costs

During fiscal 1996, 1995 and 1994, the Company determined that certain project development costs should be expensed. The resulting charges, net of any recoveries, of $180, $4,418 and $539, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 1995 charge included costs of a project determined to be unrecoverable based upon the anticipated implementation of the Plan.

8.  Investments in Equity Affiliates

Investment in equity affiliates consist of the following:

                                    December 31,  June 30,  June 30,
                                        1996        1996      1995

  Grays Ferry  (33% owned)             $2,659     $2,778    $2,504
  Artesia  (3% owned)                       -          -       337
  PoweRent Limited  (50% owned)           994        671       642
    Total                              $3,653     $3,449    $3,483

Grays Ferry

In October 1991, NRGG (Schuylkill) Cogeneration, Inc. ("NSC"), a wholly-owned subsidiary, executed a partnership agreement with Adwin Equipment Company ("Adwin"), a wholly-owned subsidiary of PECO Energy, for the purpose of developing, constructing, owning, maintaining and operating a 150 MW natural gas and oil fired cogeneration facility to produce steam and electricity in Philadelphia. The project, currently under construction, consists of the installation and operation of an auxiliary boiler and steam turbine and the installation and operation of a gas turbine and heat recovery steam generator along with related equipment.

In March 1996, Trigen (Schuylkill) Cogeneration, an unrelated party, was admitted to the partnership. NSC and Adwin each received a $1,000 admittance fee. Net operating profits and losses will be allocated to the partners based upon the terms and provisions as stated in the partnership agreement. Also in March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the construction and equipment for the facility. Pursuant to the credit agreement, the three partners will each contribute $10,000 of additional capital to the partnership to be funded after all construction loan proceeds have been utilized or at such time as is required by the lender. Additionally, the stock of NSC was pledged as collateral for the loan.

In March 1996, NRG Energy and NSC entered into a $10,000 loan agreement to provide a source of funding for the NSC capital contribution obligation to the partnership. No amounts have yet been contributed to the partnership or borrowed under this loan agreement.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

PoweRent Limited

PoweRent Limited, an entity in which a subsidiary of the Company owns a 50% interest, is a United Kingdom company that sells and rents power generation equipment. The remaining 50% of PoweRent is owned by an officer of a wholly-owned United Kingdom subsidiary.

The Company's investment in equity affiliates has been accounted for using the equity method.

9.  Deferred Financing Costs

Deferred  financing  costs  relate  primarily  to  the  cost   of
refinancing the nonrecourse debt and consist of the following:

                                  December 31,  June 30,  June 30,
                                      1996        1996      1995

  Deferred financing costs          $5,940      $4,810    $2,767
  Accumulated amortization             410         180     1,237
    Total                           $5,530      $4,630    $1,530

Amortization expense, included in interest and debt expense, amounted to $199 for the six month period ended December 31, 1996. In addition, deferred financing costs of $31, associated with a capital lease obligation, were written off as a result of a negotiated buyout of the capital lease obligation (see Note
16).

Amortization expense, included in interest and debt expense, in fiscal year ending June 30, 1996 was $1,480 which includes a charge of $1,043 to expense unamortized deferred financing costs attributable to the nonrecourse project debt which was refinanced in 1996 (see Note 12).

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

10.  Short-Term Borrowings

As of December 31, 1996, and June 30, 1996 and 1995, short-term borrowings consist primarily of foreign lines of credit payable to financial institutions bearing interest at foreign (U.K.)
short-term rates.

11.  Prepetition Liabilities

All   liabilities   which  remain  subject  to   the   bankruptcy
proceedings  have  been  classified  on  the  balance  sheet   as
prepetition liabilities. Prepetition liabilities are stated at amounts expected to be approved

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

 by the Court as allowed claims and consist of the following:

                                        December 31,  June 30,  June 30,
                                            1996        1996      1995

  Subordinated debentures                 $    -      $    -   $49,174
  Nonrecourse debt (see Note 12)               -           -    30,368
  Prepetition accrued interest                 -          11     5,634
  Accounts payable and accrued expenses    1,433       1,724     2,567
    Total                                 $1,433      $1,735   $87,743

Generally, all undisputed prepetition liabilities approved by the Court as allowed claims were fully funded (or cured/reinstated) and paid with post-petition interest on the closing date. However, certain proofs of claims filed with the Court remain in dispute. An escrow fund was established to fully reserve for these disputed claims. Any remaining funds resulting from the Court disallowing any of these disputed claims will be disbursed pro rata to all allowed non-reinstated creditor claimholders as additional post-petition interest.

Additionally, prepetition liabilities of approximately $4,957 consisting primarily of subordinated debentures owned by Wexford were satisfied by the issuance of preferred shares in the reorganized company. These shares were subsequently redeemed in May 1996. The subordinated debentures carried interest rates ranging from 7% to 11% up to the date of filing for bankruptcy on September 28, 1994.

12.  Nonrecourse Long-Term Debt

On May 17, 1996, the Company's wholly-owned subsidiaries, Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") with a new lender. The Credit Agreement established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at Newark and Parlin's option, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin. Nominal margin increases for both the LIBOR and the defined base rate will occur in year six and eleven of the Credit Agreement. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on 50% of the principal amount outstanding at 6.9% plus the margin. On May 23, 1996, Newark borrowed $60,000 in the form of a temporary six-month term loan under the terms of the Credit Agreement. The proceeds were used primarily to repay certain preexisting obligations of the Company. Also effective May 23, 1996, NRG Energy guaranteed payment of pre-existing liabilities of Newark and Parlin up to $5,000. The guarantee amount of $5,000 will be reduced as certain defined milestones are reached and eliminated no later than May 23, 2001.

On July 11, 1996, an additional $95,000 was borrowed pursuant to the Credit Agreement, combined with Newark's $60,000 six month-term loan and converted into a $155,000 fifteen-year term loan (the "Term Loan") which is a joint and several liability of Newark and Parlin. The Term Loan will be amortized as specified under the terms of the Credit Agreement. Proceeds of the $95,000 borrowing were used to repay $53,388 advanced by NRG Energy on June 28, 1996 in connection with the refinancing of certain nonrecourse debt of Parlin and $33,903 of outstanding indebtedness to NRG Energy. The remaining balance was used for various obligations of the Company as well as funding

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

certain restricted cash reserve accounts required to be maintained by Newark and Parlin under the terms of the Credit Agreement. Also, effective July 11, 1996, the Company guaranteed repayment of up to $25,000 of the Term Loan and payment of all income and franchise taxes of Newark and Parlin as they come due. Collateral for the Term Loan includes a perfected first security interest on all assets of Newark and Parlin and a pledge of all capital stock of Newark and Parlin.

Upon  the  parent  company filing a petition for bankruptcy,  all debt subject to compromise was reclassified to prepetition liabilities (see Note 11). On April 30, 1996, certain notes payable were cured and reinstated. Subsequently, an amount of $8,898 was reclassified back to long-term nonrecourse debt from prepetition liabilities. Nonrecourse long-term debt at June 30, 1995 consisted of only post-petition financing and all subsidiary long-term nonrecourse debt which was not part of the bankruptcy proceedings. Nonrecourse long-term debt consists of the following:

                                        December 31,  June 30,  June 30,
                                            1996        1996      1995
Notes payable, due in monthly
 installments of principal plus interest
 at rates ranging from 8.3% to 13.48%
 maturing on various dates through
 March 2002                               $  8,610   $ 8,995     $4,739
Capital lease obligations, due in monthly
 installments at rates up to 13.48%,
 maturing at various dates through
 December 2000, collateralized by certain
 energy and rental equipment having a net
 book value of $4,840 at December 31, 1996   1,474     4,909      7,417
Credit Agreement financing                 151,047    60,000          -
 Total                                     161,131    73,904     12,156
Less amounts classified as current (a)      10,820     7,115      8,751
 Total noncurrent recourse debt           $150,311   $66,789     $3,405

 a)As a result of defaults under certain of a subsidiary company's loan agreements, the Company reclassified $4,374 out of a long-term classification at June 30, 1995 for a total of $8,751 of its nonrecourse debt as a current liability. Of this amount, approximately $2,383 was triggered by non-payment and the remainder, $1,991, was reclassified because of the Chapter 11 bankruptcy filing on September 28, 1994.

Scheduled maturities of nonrecourse long-term debt and capital lease obligations for the next five years and thereafter are as follows:

 Year Ending December 31,  Long-Term Debt    Capital Leases

       1997                  $  9,687            $1,133
       1998                    10,813               466
       1999                    11,069                 -
       2000                     9,805                 -
       2001                    11,735                 -
     Thereafter               106,548                 -
     Interest component on
       capital leases               -              (125)
          Total              $159,657            $1,474

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The Company incurred interest charges, exclusive of interest on nonrecourse project financing and the loans due to NRG Energy, of $7,042, $8,351, $9,925 and $9,802 in the six month period ended December 31, 1996, and fiscal years ended 1996, 1995 and 1994, respectively. Of these amounts $403 was capitalized in fiscal 1994. No amounts were capitalized in the six month period ended December 31, 1996 or fiscal 1996 or 1995.

Nonrecourse  project  financing, which was refinanced  in  fiscal
1996, consisted of the following at June 30, 1995:

  Newark project (a)                      $25,010
  Parlin project (b)                       60,310
    Total                                  85,320
  Less current portion                     85,320
    Total noncurrent                      $     -

Nonrecourse project financing agreements contained various restrictive covenants consisting of the maintenance of positive working capital, limitation on the payment of dividends or other distributions to the Company and a restriction on additional borrowings by the project subsidiaries. At June 30, 1995, nonrecourse project financing was classified as current because the Newark and Parlin projects were in default of the covenant requiring the maintenance of positive working capital.

   (a) The Newark project financing was an obligation of Newark, a wholly-owned subsidiary of the Company. Project financing was converted from a nonrecourse construction loan to a nonrecourse 12-year term loan in October 1990. On June 6, 1995, Newark executed a Settlement and Restructuring Agreement which allowed monthly predetermined cash distributions to the parent company, accelerated the maturity date to January 1997, provided for escalating interest rate margin increases throughout the remaining term of the loan and obligated that Newark's monthly excess cash be applied as additional principal payments on the term loan. Previously, the term loan provided for a variable interest rate tied to either LIBOR or the prime rate. During fiscal 1996, 1995 and 1994, $1,753, $2,065 and $1,693, respectively, of  interest  costs were incurred pursuant to the  term  loan.
   On May 23, 1996, the Company used the $60,000 under the Credit Agreement, among other things, to refinance the Newark nonrecourse project finance debt.

   (b) The Parlin financing was an obligation of Parlin, a wholly-owned subsidiary of the Company. Project financing was converted from a nonrecourse construction loan to a nonrecourse 12-year term loan in December 1990. Through the use of an interest rate swap agreement, a portion of the term loan had a fixed interest rate of approximately 11% per annum. The balance of the loan had a variable interest rate tied to LIBOR. During fiscal 1996, 1995 and 1994, $5,730, $6,470 and $6,633, respectively, of interest costs were incurred pursuant to the term loan. These interest costs include $1,642, $2,050 and $3,253 for fiscal 1996, 1995 and
   1994, respectively, of costs associated with the interest rate swap agreement. On June 28, 1996, the outstanding Parlin nonrecourse project financing debt was refinanced and a $3,100 breakage fee was paid to terminate the interest rate swap agreement. On July 11, 1996, the Company used the $95,000 under the Credit Agreement, among other things, to repay NRG Energy for the funds advanced on June 28, 1996 (see
   Note 13).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

13.  Loans due NRG Energy, Inc.

In accordance with the Plan, the Company and NRG Energy entered into various loan agreements. At December 31, 1996, the loan balance due to NRG Energy is $14,388 with a maturity date of April 30, 2001. Interest expense in the six month period ended December 31, 1996 includes $648 attributable to the loans due NRG Energy.


14.  Stockholders' Equity

Preferred stock

The Company's Certificate of Incorporation authorizes the issuance of an aggregate of 20,000,000 shares of Preferred Stock, par value $.01 per share in series. The Board of Directors is authorized to fix the voting rights, designations, powers, preferences, qualifications, limitations or restrictions of any such series and to fix the number of shares constituting such series.

On April 30, 1996, the Board of Directors authorized the designation of 50,000 shares as a Series A 13.5% cumulative preferred stock, par value $.01. The Company issued 49,574 shares to Wexford in satisfaction of $4,957 of prepetition unsecured claims allowed by the Court. The preferred shares were reacquired by the Company in May 1996 for $4,957 and paid $57 in dividends.

Common stock

On April 30, 1996, the outstanding Class A and Class B common shares of the Company were canceled and became exchangeable for a new single issue of common stock ("Common Stock"). The Company authorized 50,000,000 shares, par value $.01. The Company issued 6,474,814 common shares of which 2,710,357 (41.86%) were purchased by NRG Energy and the remaining 3,764,457 shares (58.14%) became issuable to the existing shareholders of the Company. Holders of the Company's Class A and Class B shares also became entitled to receive an aggregate $7,500 (approximately $.44 cents per Class A and Class B common share) from NRG Energy upon submission of the Class A and Class B common shares to the transfer agent for exchange.

Except for voting and conversion privileges, shares of Class A and Class B common stock were identical.

O'Brien Energy Services Company ("OES"), a wholly-owned subsidiary, owned 75,000 shares of Class A common stock and
165,000 shares of Class B common stock at the date of its acquisition by the Company. On April 30, 1996, these shares were converted into 52,800 shares of Common Stock. On October 8, 1996, the Company reacquired 18,500 shares of the Common Stock held by OES and issued such shares for aggregate proceeds of $99 to certain members of Company management and the board of directors. At December 31, 1996, there remains 34,300 shares held by OES. Outstanding shares at December 31, 1996, June 30, 1996 and June 30, 1995 exclude the stock owned by OES.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Stock  options

Under the 1996 Stock Option Plan adopted in October 1996 (the "Stock Option Plan"), the Compensation Committee of the Company's Board of Directors may award either nonqualified stock options ("NQSOs") or incentive stock options ("ISOs") to officers, directors and key employees of the Company who occupy responsible managerial, professional or advisory positions and who have the capability of making a substantial contribution to the success of the Company. Nonemployee directors may only receive NQSOs under the Stock Option Plan. The Company has reserved 500,000 shares of Common Stock for issuance pursuant to awards under the Stock Option Plan. During the six months ended December 31, 1996, the Company granted 399,000 stock options at an exercise price range of $5.4375 to $6.575 per share. No stock options have been exercised as of December 31, 1996.

The exercise price for the stock options granted under the Stock Option Plan may not be less than the fair market value of a share of the underlying Common Stock on the date the option is granted and must be paid in cash unless the Compensation Committee permits payment in shares of the Company's stock. An option will generally expire ten years after the date it is granted and will ordinarily become exercisable as to one third of the shares subject to the option on each of the three succeeding anniversaries of the grant. The Compensation Committee may modify the exercisability of an option at its discretion. If an award under the Stock Option Plan expires or terminates without being exercised in full or is forfeited, the shares subject thereto are generally available for new awards.

The Company has elected to recognize compensation cost for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying stock at the date of grant. Pro forma amounts of net income and net income per share reflecting compensation cost determined based on the fair value at the date of grant consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," have not been presented because the amounts are not material.

Following a "change of control" all options granted under the Stock Option Plan will become immediately exercisable.

Other

The other component of stockholders' equity includes the cumulative foreign currency translation adjustment of ($352), ($785), and ($562) at December 31, 1996, June 30, 1996 and June
30, 1995, respectively, and treasury stock of ($64) at June 30, 1995. Treasury stock at June 30, 1995 is recorded at cost and consisted of 15,200 shares of Class A common stock which were retired on April 30, 1996.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

15.  Common Stock Option Right Granted to NRG Energy

In connection with NRG Energy's assistance with the Grays Ferry project (see Note 8), the Company granted NRG Energy the right, approved by the Court in March 1996, to convert a portion of borrowings under the $10,000 loan agreement to Common Stock of the Company. The option right provides that NRG Energy can convert $3,000 of borrowings under the loan agreement for Common Stock which would equal 396,301 common shares issued as of April 30, 1996. No amounts have been borrowed under the loan agreement.

16.  Extraordinary Item

During the six month period ended December 31, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

17.  Business Interruption Insurance Claims

Energy revenues for fiscal 1995 and 1994 include $1,035 and $1,706 received under net business interruption insurance claims associated with the Newark and Parlin cogeneration plants.

18.  Amortization of Cost in Excess of Net Assets Acquired

Amortization of cost in excess of net assets acquired amounted to $1,987 and $98 in fiscal 1995 and 1994, respectively. Included in fiscal 1995 amortization is $1,888 which related primarily to the unamortized value assigned to an acquired subsidiary's heat recovery technology which management deemed not realizable.

19.  Amendment to Newark and Parlin Power Purchase Agreement

Effective April 30, 1996, the Company renegotiated its PPA with JCP&L, the primary electricity purchaser from its Newark and
Parlin Projects. Under the new PPAs, JCP&L is responsible for all natural gas supply and delivery. The Company anticipates that this change in the PPAs will reduce its historical volatility in gross margins by eliminating the Company's risk to fluctuations in the price of natural gas which must be paid by its Newark and Parlin Projects. However, because energy revenues as well as the cost of energy revenues declined under the amended PPAs, the Company anticipates that its operating gross margins, over time, will remain similar to historical results.

Additionally, Parlin relinquished its claim to qualifying facility status and filed rates as a public utility under the Federal Power Act. However, Parlin has been determined to be an exempt wholesale generator (EWG). The Parlin project has also changed from a full base load operation to a partial base load/partial dispatchable project.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

20.  Development Fees and Other

In September 1994, the Company sold its rights to develop a 14 MW standby electric facility project for $1,762.

In  June  1994,  the  Company  sold  its  rights  to  develop   a
standby/peak  shaving project for a $5,000  cash  payment.   This
sale was recorded in development fees and other income. The costs associated with the development rights were insignificant.

In August 1993, the Company entered into an arrangement with an unrelated third party joint venture to sell substantially all proved and unproved coalbed methane gas properties for $6,500. The Company received $2,000 in cash and a production payment note receivable of $4,500. In addition, the Company agreed to contribute up to $800 to complete non-producing wells into commercial wells. The Company discounted the production payment note in fiscal 1994 to an estimated net realizable value. Fiscal 1994 development fees and other includes $5,121 of revenues recognized in connection with this sale. In May 1994, the joint venture filed a complaint with the American Arbitration Association. The Company subsequently counterclaimed. On March 31, 1995, a settlement agreement was executed with the joint venture to resolve all disputes in which the Company accepted responsibility for $1,166 in cost reimbursement toward completion on non-producing wells with interest at prime plus 5%. The joint venture accepted an assignment of any and all payments due the Company on the note receivable in satisfaction of the obligation until the sums withheld satisfy the obligation plus all accrued interest. Until the obligation is satisfied, the Company has no rights to the net revenues, as defined, nor can the note receivable be sold, pledged or assigned. The joint venture is not entitled to look to the Company for the payment of any cost obligations. Only after recoupment of the chargeback obligation, will payment on the note receivable be paid from a percentage of net revenues, as defined, from the coalbed methane properties until the earlier of (1) the note is paid in full or
(2) 10 years. At June 30, 1995, the Company reduced the carrying value of the note by the cost obligation and fully reserved the balance.

21.  Involuntary Conversion Gain

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

22.  Disclosures about Fair Value of Financial Instruments

At December 31, 1996 and June 30, 1996, the carrying amounts and fair values of the Company's financial instruments are as follows:

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)
                                        December 31, 1996   June 30, 1996
                                         Carrying  Fair    Carrying  Fair
                                          Amount   Value    Amount   Value
Assets:
  Cash and cash equivalents             $  3,187 $  3,187 $  5,022 $  5,022
  Restricted cash and cash equivalents     8,174    8,174    8,719    8,719
  Notes receivable                         1,202    1,202    1,115    1,115

Liabilities:
  Short-term borrowings                    2,388    2,388    1,793    1,793
  Nonrecourse long-term debt             161,131  161,131   73,904   73,904
  Prepetition liabilities                  1,433    1,433    1,735    1,735
  Loans and payables due NRG Energy, Inc. 15,644   15,644  101,679  101,679
  Interest rate swap                           -    1,439        -        -

The carrying amounts of cash and equivalents, restricted cash and cash equivalents and notes receivable approximates the fair value of those instruments due to their short maturity. The fair value of short-term and long-term debt and amounts due NRG Energy are based on interest rates available to the Company for issuance of similar debt with similar remaining maturities. The fair value of prepetition liabilities is stated at the value of the amount expected to be approved by the Court as allowed claims. Under the terms of the Plan primarily all allowed claims and post-petition interest will be paid in full. The fair value of the interest rate swap generally reflects the estimated amount that the Company would pay to terminate the interest rate swap agreement at the reporting date.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. The estimated fair values of financial instruments presented are not necessarily indicative of the amounts the Company might realize in actual market transactions.

23.  Transactions with Related Parties

NRG Energy provided the Company with a total of $128,078 in loans during fiscal 1996 in addition to funding a capital contribution of $21,178. The December 31, 1996 loan balance is $14,388 with a maturity date of April 30, 2001. Interest expense for the six months ended December 31, 1996, and for fiscal year ended June 30, 1996 is $648 and $1,098, respectively. Selling, general and administrative expenses include $608 and $129 for reimbursement of services provided by NRG Energy to the Company for the six months ended December 31, 1996 and for the fiscal year ended June 30, 1996 under the terms of a management services agreement.

On November 8, 1996, Power Operations, Inc., a new wholly-owned subsidiary of the Company, assumed the operations and maintenance of the Newark facility, replacing Stewart and Stevenson Operations, Inc. On December 31, 1996, Power Operations, Inc. assumed the operations and maintenance of the Parlin facility, replacing Stewart and Stevenson Operations, Inc. On January 1, 1997, Power Operations, Inc. was sold by the Company to NRG
Energy. The terms of this transaction were approved by the Independent Directors Committee of the Company's Board of Directors as required by the Company's Bylaws. The Company believes that such changes will have no material financial impact on the operations of these facilities or on the Company's financial condition or results of operations.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Under the terms of the Plan, on April 30, 1996, NRG Energy purchased the stock of 10 wholly-owned subsidiaries from the Company for $7,500. The companies sold (collectively "the Subsidiaries") were O'Brien Biogas I (SKB), O'Brien Biogas Inc. VI, O'Brien Biogas (Mazzaro) Inc., O'Brien Biogas (Corona) Inc., O'Brien Biogas Inc. IV, O'Brien Biogas (Hackensack) Inc., O'Brien Biogas Inc. III (Atochem), O'Brien Biogas VII, O'Brien Cogen Inc. II (Artesia) and O'Brien Standby Power Energy, Inc.

Wexford was issued 49,574 shares of NRGG 13.5% cumulative Series A preferred stock on April 30, 1996 in satisfaction of $4,957 in prepetition liabilities approved by the Court as allowed claims. In May 1996, the Company reacquired the preferred shares for $4,957 and paid $57 in dividends. Additionally, the Company paid Wexford a $200 administrative fee approved by the Court. Wexford has an agreement with the Company to sell the Company's Liquidating Assets (see Note 1). In the six month period ended December 31, 1996, the Company paid Wexford $281 under the Liquidating Asset Management Agreement.

The Company leased office space until May 10, 1996 from Pennsport Partnership, a Pennsylvania partnership in which the former Chief Executive Officer and former Principal Stockholder ("FCEO") of the Company has a 50% ownership interest. Rental expense for fiscal 1996, 1995 and 1994 was $152, $242 and $289, respectively.
The Company also leases office space until April 30, 1997 from Christiana River Holdings, Ltd., an entity owned by the FCEO. Rental expense was $55 for the six month period ended December 31, 1996 and $150 for each fiscal year ended 1996, 1995 and 1994.

In the six months ended December 31, 1996, the Company recognized $43 of revenue by selling equipment and related services to PoweRent. In fiscal 1996, the Company recognized $1,039 of revenue by selling equipment and related services to PoweRent. The cost of the equipment and related service was $940.

The  Company  was charged commissions by O'Brien  Power  Systems,
Inc. of $647 in fiscal 1994 in connection with equipment sales and services provided to third parties.

In September 1993, NRG Generating Limited ("Puma"), a wholly-owned subsidiary located in the United Kingdom, purchased its executive offices and its principal facility located in Kent from III Enterprises Limited, an entity owned by the FCEO of the Company, for approximately $800. The Company estimated a fair value of these facilities at approximately $1,100. However, predecessor cost of $498 was used to capitalize the assets purchased and the excess of the purchase price over III Enterprises Limited's historical net book value was reflected as an increase in the accumulated deficit. Prior to September 1993, Puma leased the facility from III Enterprises Limited with rental expense amounting to $66 in fiscal 1994.

At June 30, 1995, the Company had notes receivable totaling $238 from a former officer of the Company. The notes were unsecured with interest at 8.25% per annum. At June 30, 1995, the Company established a reserve for the notes and accrued interest to reflect a court approved stipulation agreement between the Official Committee of Unsecured Creditors (the "Committee") and the former officer whereby, in consideration of the notes, the former officer agreed to withdraw his claim against the Company and assist the Committee with its prosecution of objections to certain identified disputed claims in the bankruptcy proceedings.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

24.  Income Taxes

Income (loss) before income taxes and extraordinary consists of the following:

                              Six Months
                                 Ended          Twelve Months Ended
                              December 31,  June 30,  June 30,  June 30,
                                 1996         1996     1995      1994

United States                    $ 4,195   $(18,054) $(38,225) $(12,657)
Foreign                              317       (122)      (14)   (1,931)
  Total                          $ 4,512   $(18,176) $(38,239) $(14,588)

The income tax provision (benefit) consists of:

 Current income taxes:
   Federal                       $   803   $      -  $      -  $      -
   State                             570        792       402         -
     Subtotal                      1,373        792       402         -

 Deferred income taxes:
 Federal                          (2,292)      (493)      912         -
 State                               651       (762)    1,366         -
  Subtotal                        (1,641)    (1,255)    2,278     1,913
   Income tax provision (benefit)
    excluding extraordinary item $  (268)  $   (463) $  2,680  $  1,913

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The components of the net deferred tax liabilities are as follows:
                                  December 31, June 30,  June 30,
                                      1996       1996      1995
Deferred income tax liabilities:
 Property, plant & equipment        $(18,445) $(18,109) $(20,022)
   Total deferred tax liabilities    (18,445)  (18,109)  (20,022)

Deferred income tax assets:
 Net operating loss carryforwards     26,502    28,219    25,241
 Alternative minimum tax credits         183        84        84
 Investment tax credits                1,622     1,622     1,622
 Miscellaneous                         5,571     5,521     6,848
 Valuation allowance                 (28,837)  (31,519)  (28,859)
  Total deferred tax assets            5,041     3,927     4,936
    Net deferred income tax
     liabilities                    $(13,404) $(14,182) $(15,086)

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The decrease in the valuation allowance from June 30, 1996 to December 31, 1996 is due primarily to the utilization of net operating loss carryforwards and existing deductible temporary differences against current year taxable income and the future reversals of existing taxable temporary differences.

The  difference between tax expense (benefit) calculated  at  the
U.S. federal statutory tax rate and the recorded tax expense (benefit) on income from continuing operations (exclusive of the December 31, 1996 extraordinary item) is reconciled below:
                                Six Months
                                   Ended         Twelve Months Ended
                                December 31, June 30,  June 30, June 30,
                                    1996       1996      1995     1994
Income tax (benefit) on the amount
 of Federal statutory rate         $ 1,534   $(6,180) $(13,001) $(4,959)
State income taxes (benefit)           806       252      (286)     387
Current benefit of state operating
 loss carryforwards                   (655)     (232)        -        -
Operating income tax losses with
 no current tax benefit (federal
 & state)                                -     3,204     2,272    5,759
Other increase (decrease) in
 valuation allowance                (1,630)     (544)    6,233        -
Excess liabilities                       -         -     4,000        -
Reorganization costs                     -     2,636     1,712        -
Other                                 (323)      401     1,750      726
  Total income tax provision
 (benefit)                         $  (268)  $  (463) $  2,680  $ 1,913

At December 31, 1996, the Company has federal net operating loss carryforwards available to offset future regular taxable income and investment tax credit carryforwards available to offset future regular or alternative minimum federal income taxes payable. These carryforwards expire as follows:

                            Net Operating Loss      Investment Tax
 December 31,                 Carryforwards      Credit Carryforwards

     1997                         $     -                $    -
     1998                               -                    57
     1999                               -                   138
     2000                               -                   255
     2001                               -                   240
     2002                           3,553                   409
     2003                           1,725                    82
     2004                           5,010                   174
     2005                          13,327                    52
     2006                           4,607                   215
     2007                          15,741                     -
     2008                          10,715                     -
     2009                           6,414                     -
     2010                           8,117                     -
       Total                      $69,209                $1,622

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The Company has $44,289 of state and local net operating loss carryforwards available to offset future state and local taxable income. These carryforwards will expire starting in 1997 and will continue to expire through 2010. The Company also has unused net operating loss carryforwards for United Kingdom income tax purposes of approximately $1,480. For United Kingdom tax purposes these losses can be carried forward and can be used to offset future taxable income. Based upon the weight of available negative evidence, it is more likely than not that the deferred tax assets will not all be realized. Accordingly, the Company has established a partial valuation allowance against the federal and state loss and tax credit carryforwards and a full valuation allowance against the United Kingdom loss carryforwards. The net operating loss carryforwards for alternative minimum tax purposes are approximately $33,677 at December 31, 1996.

Under the Plan, approved on January 18, 1996 by the Court, NRG Energy acquired a 41.86% equity interest in the Company. This acquisition, along with other shifts in shareholders' stock holdings, amounted to more than a 50% change in ownership in the Company over a three year period. Under the general net operating loss and tax credit carryover rules, the utilization of the losses and tax credits would be limited. However, the Internal Revenue Code provides an exception to the general rules for loss corporations that undergo an ownership change by reason of certain bankruptcy proceedings. The Company believes it qualifies for the bankruptcy exception and its net operating loss and tax credit carryforwards are not subject to the change of ownership limitations. The bankruptcy exception rules also provide that if a subsequent ownership change should occur within the two years following the bankruptcy protected change, the benefits of the bankruptcy exception will be lost and the Company's net operating loss and tax credit carryforwards will be effectively eliminated.

25.  Segment Information and Major Customers

The Company operates principally in two industry segments. The energy segment consists of the development and ownership of cogeneration and standby/peak shaving projects. The equipment sales, rental and services segment consists of the selling and renting of power generation, cogeneration and standby/peak shaving equipment and services. Information with respect to these segments of the business is as follows:

                              Six Months
                                 Ended         Twelve Months Ended
                              December 31, June 30,  June 30,  June 30,
                                  1996       1996      1995      1994
Revenues:
  Energy                        $ 23,247  $ 69,308  $ 80,246  $ 76,913
  Equipment sales, rental and
   services                       16,669    27,239    22,001    29,676
    Total                       $ 39,916  $ 96,547  $102,247  $106,589

Identifiable assets:
  Energy                        $141,890  $142,390  $164,243  $180,329
  Equipment, sales, rental and
   services                       16,170    21,342    22,866    47,329
  Corporate assets                15,564    14,430     2,639    10,158
    Total                       $173,624  $178,162  $189,748  $237,816

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

                              Six Months
                                 Ended         Twelve Months Ended
                              December 31, June 30,  June 30,  June 30,
                                  1996       1996      1995      1994
Operating income (loss):
  Energy                        $ 12,136  $ 16,785  $ 19,642  $ 10,280
  Equipment sales, rental and
   services                        1,018      (754)  (20,265)   (4,874)
  General corporate expenses      (1,374)   (4,029)  (11,254)   (8,921)
    Total                       $ 11,780  $ 12,002  $(11,877) $ (3,515)

Depreciation and amortization expense:

  Energy                        $  3,686  $  7,123  $  7,259  $  7,345
  Equipment sales, rental and
   services                          481       756     1,494     2,171
  Not allocable                      503        82       250     1,486
    Total                       $  4,670  $  7,961  $  9,003  $ 11,002

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

Information with respect to the Company's geographical areas of business is as follows:

                              Six Months
                                 Ended         Twelve Months Ended
                              December 31, June 30,  June 30,  June 30,
                                  1996       1996      1995      1994
Revenues:
  United States                $ 27,937   $ 82,917  $ 89,332  $ 93,090
  United Kingdom                 11,979     13,630    12,915    13,499
    Total                      $ 39,916   $ 96,547  $102,247  $106,589

Net income (loss):
  United States                $  6,087   $(17,591) $(40,905) $(14,570)
  United Kingdom                    336       (122)      (14)   (1,931)
    Total                      $  6,423   $(17,713) $(40,919) $(16,501)

Identifiable assets:
  United States                $164,631   $169,657  $179,793  $230,343
  United Kingdom                  8,993      8,505     9,955     7,473
    Total                      $173,624   $178,162  $189,748  $237,816

Revenues from one energy customer accounted for 46%, 62%, 65% and 53% for the six month period ended December 31, 1996, and for fiscal years 1996, 1995 and 1994, respectively.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

26.  Operating Leases

The   Company   leases  equipment  and  primarily  conducts   its
operations  in  leased facilities which expire on  various  dates through the year 2000. Under the terms of most of the lease agreements, the Company is required to pay taxes, insurance, maintenance and other operating costs of the facilities. The total minimum annual lease payments under non-cancelable operating lease agreements are as follows:

      Year Ending December 31,
             1997                  $ 181
             1998                    114
             1999                     26
             2000                      1
      Total                        $ 322

Total   rental  expense  under  various  operating   leases   was
approximately  $504, $804, $1,300, and $1,308 in  the  six  month period  ended December 31, 1996, and the fiscal years 1996,  1995 and 1994, respectively.

27.  Minority Interest

On November 12, 1993, the Company sold the capital stock of OPC and Philadelphia BioGas Supply, Inc. ("PBG"), wholly-owned subsidiaries, and issued 5.5 million warrants for Class A common stock to entities controlled by an unrelated private investor for $5,000 in cash. The warrants were exercisable at prices ranging from $4.00 to $6.00 per share and assigned a value of $1,300 which was reflected in additional paid-in capital. The primary assets of OPC and PBG consist of a 20-year energy service agreement and a digester gas supply agreement with the Philadelphia Municipal Authority.

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

The repurchase agreement obligates OPC to distribute quarterly 17% of its net earnings. These distributions totaled $125, $227 and $209 in the six month period ended December 31, 1996, and fiscal 1996 and 1995, respectively, and are recorded as interest expense in the consolidated statement of operations. The 17% minority interest retained by the private investor is represented by 100 shares of OPC series A preferred stock, $.01 par value and redeemable by the Company at its option for a price equal to 17% of the present value of the projected income stream of the project as set forth in the repurchase agreement. The private investor can also obligate the Company, upon certain events of default, to repurchase all, but not less than all, of the outstanding preferred stock at 60% of the Company's redemption price. The Company's redemption price at December 31, 1996 was approximately $2,257. There are no events of default.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The Company's Class A common stock warrants issued to the private investor were terminated on the April 30, 1996 closing date under the terms of the Plan.

28.  Litigation

Hawker Siddeley

The Company was involved in litigation with Hawker Siddeley Power Engineering, Inc. ("Hawker"), the turnkey contractor for the Parlin (the "Parlin Action") and former Salinas projects (the "Salinas Action"). In the aggregate, Hawker's lawsuits, as amended, sought compensatory damages of $15,000 and $3,000 from the Parlin and former Salinas projects, respectively. In May 1994, Parlin, O'Brien Cogeneration Inc. II, and the Company entered into a settlement agreement with Hawker Siddeley, Power Engineering, Inc. (the "Hawker Settlement Agreement"). Under the Hawker Settlement Agreement all parties dismissed their claims related to the Parlin Action and the Company issued a $1,500 promissory note to Hawker in satisfaction of the Salinas Action. The promissory note became subject to the bankruptcy proceedings on September 28, 1994 and was subsequently paid with post-petition interest on April 30, 1996.

Newark Fire Deaths

During September 1993 to November 1993, three actions were filed against Newark by survivors of three employees of the independent operator of the Newark Cogeneration facility who were killed as the result of a fire which occurred at the facility in December 1992. All three actions were settled and covered in full by the Company's insurance carrier.

Other Proceedings

On July 27, 1994, an alleged stockholder of the Company filed suit seeking money damages in an amount allegedly sustained by the stockholder. On September 15, 1994, two alleged debenture holders filed suit seeking money damages in an amount allegedly sustained by debenture holders who purchased debentures from
September 28, 1992 through April 12, 1994. The complaints name as defendants O'Brien and certain of its former officers and former directors. The complaints allege that O'Brien and the other defendants violated the Securities Exchange Act of 1934 and disseminated or were responsible for the disseminating of a series of false and misleading statements concerning the Company's business, results of operations and future prospects. The Court, by its confirmation order dated February 13, 1996, limited the rights of these claimants against the reorganized Company to the extent of any recoveries available to the Company under the insurance policies providing any insurance coverage in respect to such claims.

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

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

29.  Subsequent Events

Sale of Power Operations, Inc.

On November 8, 1996, Power Operations, Inc., a new wholly-owned subsidiary of the Company, assumed the operations and maintenance of the Newark facility, replacing the former operator. On December 31, 1996, Power Operations, Inc. assumed the operations and maintenance of the Parlin facility, replacing the former operator. On January 1, 1997, Power Operations, Inc. was sold by the Company to NRG Energy. The terms of this transaction were approved by the Independent Directors Committee of the Company's Board of Directors as required by the Company's Bylaws. The Company believes that such changes will have no material financial impact on the operations of these facilities or on the Company's financial condition or results of operations.

Pakistan Development Project

In February 1997, NRGG (Asia), Inc., a wholly-owned subsidiary of the  Company,  sold  its  rights  to  a  development  project  in
Pakistan.   The Company believes that there will be  no  material
financial impact as a result of this sale.

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

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
October 7, 1994

                        Index to Exhibits

Exhibit
  No.     Description
2.1* Composite Fourth Amended and Restated Plan of Reorganization for the Company dated January 31, 1996 and proposed by the Company, the Official Committee of Equity Security Holders, Wexford Management Corp. ("Wexford") and NRG Energy, Inc. ("NRG Energy").

2.2 Order confirming Composite Fourth Amended and Restated Plan of Reorganization for the Company proposed by the Company, the Official Committee of Equity Security Holders, Wexford and NRG Energy dated February 13, 1996 and entered on February 22, 1996 and filed as Exhibit
          2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

2.3 Amended and Restated Stock Purchase and Reorganization Agreement dated January 31, 1996 between the Company and NRG Energy filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.

2.4*      Letter  Agreement  dated April  26,  1996  between  the
          Company and NRG Energy amending the Stock Purchase  and
          Reorganization Agreement.

2.5* Agreement dated April 30, 1996 relating to Purchase of the Stock of Ten Wholly Owned Subsidiaries of the
          Company by NRG Energy.

3.1* Amended and Restated Certificate of Incorporation of the Company.

3.2       Preferred  Stock  Certificate  of  Designation  of  the
          Company  filed as Exhibit 3.3 to the Company's  Current
          Report   on   Form  8-K  dated  April  30,   1996   and
          incorporated herein by this reference.

3.3 Bylaws of the Company filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30,
          1996 and incorporated herein by this reference.

10.1* Co-Investment Agreement dated April 30, 1996 between the Company and NRG Energy.

10.2.1*   Chapter  11 Financing Agreement dated August  30,  1995
          between the Company and NRG Energy.

10.2.2*   Letter  Agreement dated February 20, 1996  between  the
          Company   and  NRG  Energy  amending  the  Chapter   11
          Financing Agreement.

10.2.3*   Letter  Agreement  dated April  30,  1996  between  the
          Company and NRG Energy further amending the Chapter  11
          Financing Agreement.

10.3*     Liquidating Asset Management Agreement dated April  30,
          1996 between the Company and Wexford.

10.4*     Management  Services Agreement dated as of January  31,
          1996 between the Company and NRG Energy.

10.5.1* Loan Agreement dated April 30, 1996 between the Company and NRG Energy.

10.5.2*   Note  dated  April  30, 1996 from the  Company  to  NRG
          Energy in the principal amount
          of $45,000,000.

10.6.1*   Supplemental  Loan  Agreement  dated  April  30,   1996
          between NRG Energy and the Company.

10.6.2*   Note  dated  April  30, 1996 from the  Company  to  NRG
          Energy in the principal amount of $15,855,545.25.

10.7.1*   NRG  Newark Cogen Loan Agreement dated April  30,  1996
          between NRG Energy and the Company.

10.7.2*   Note  dated  April  30, 1996 from the  Company  to  NRG
          Energy in the principal amount of $24,000,000.

10.8.1* Credit Agreement dated May 17, 1996 between NRG Generating (Newark) Cogeneration Inc. ("NRGG Newark"), NRG Generating (Parlin) Cogeneration Inc. ("NRGG Parlin"), Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.

10.8.2* Amendment No. 1 to the Credit Agreement dated June 28, 1996 between NRG Generating (Newark) Inc., NRG Generating (Newark) Inc. and Credit Suisse, Greenwich Funding Corporation and any Purchase Lender (as defined therein).

10.8.3*   Stock Pledge Agreement dated June 28, 1996 between  the
          Company as Pledgor and Credit Suisse.

10.8.4* Guaranty dated as of May 17, 1996 by NRG Energy, as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.

10.8.5* Guaranty dated as of June 28, 1996 by the Company as Guarantor to Credit Suisse as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.

10.8.6*   Tax  Indemnification  Agreement  dated  June  28,  1996
          between  the  Company,  NRGG Newark,  NRGG  Parlin  and
          Credit Suisse.

10.8.7*   Assignment and Security Agreement dated June  28,  1996
          between NRGG Parlin and Credit Suisse

10.8.8*   Amended and Restated Leasehold Mortgage, Assignment  of
          Leases and Rents and Security Agreement dated June  28,
          1996 between NRGG Newark and Credit Suisse

10.8.9*   Leasehold Mortgage, Assignment of Leases and Rents  and
          Security  Agreement dated June 28,  1996  between  NRGG
          Parlin and Credit Suisse.

10.8.10*  Interest  Rate  Swap  Agreement dated  August  2,  1996 between NRGG Newark, NRGG Parlin and Credit Suisse.

10.9.1*   Loan  Agreement  dated  March 8, 1996  between  O'Brien
          (Schuylkill)  Cogeneration  Inc.  and  NRG  Energy   in
          connection with the Grays Ferry Partnership.

10.9.2*   Option  Agreement  dated May 1,  1996  between  O'Brien
          (Schuylkill) Cogeneration Inc. and NRG Energy.

10.10.1   Gas  Supply  Agreement dated June 30, 1992 between  the
          Company and The

          Philadelphia Municipal Authority (the "PMA") regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.

10.10.2 Gas Supply Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.

10.10.3 Energy Service Agreement dated June 30, 1992 between the Company and the PMA regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.

10.10.4 Energy Service Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.

10.10.5 Stock Purchase Agreement dated November 12, 1993 between the Company, OPC Acquisition, Inc. and BioGas Acquisition, Inc. and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by this reference.

10.10.6*  Loan Agreement between the Company and PECO.

10.11.1 Long Term Power Purchase Contract for Cogeneration and Small Power Production dated March 10, 1986 between the Company and Jersey Central Power and Light ("JCP&L") and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.

10.11.2*  Letter Agreement dated June 2, 1986 between the Company
          and   JCP&L  amending  the  Long  Term  Power  Purchase
          Contract.

10.11.3*  Second  Amendment  to  Power Purchase  Agreement  dated
          March 1, 1988 between the Company and JCP&L.

10.11.4*  Letter  Agreement dated April 30, 1996 between  O'Brien
          (Newark) Cogeneration, O'Brien (Parlin) Cogeneration and JCP&L.

10.11.5*  Third Amendment to Power Purchase Agreement dated April
          30,  1996  between  O'Brien (Newark)  Cogeneration  and
          JCP&L.

10.12*    Gas  Service  Agreement  dated  May  13,  1993  between
          O'Brien  (Newark) Cogeneration, Inc. and Public Service
          Electric and Gas Company.

10.13.1*  Interim  Gas  Service Agreement dated  March  27,  1996 between  JCP&L  and  Public Service  Electric  and  Gas
          Company.

10.13.2*  New  Jersey  Board  of  Public  Utilities  approval  of
          Interim Gas Service Agreement.

10.14*    Transmission  Service  and  Interconnection   Agreement
          dated November 17, 1987 between O'Brien Energy Systems,
          Inc. and Public Service Electric and Gas Company.

10.15.1*  Steam  Purchase Agreement dated October 3, 1986 between
          O'Brien Cogeneration IV,

          Inc. and Newark Boxboard Co.

10.15.2*  Amendment  to Steam Purchase Agreement dated March  15,
          1988  between O'Brien Cogeneration IV, Inc. and  Newark
          Boxboard Co.

10.15.3*  Amendment  to Steam Purchase Agreement dated  July  18,
          1988  between O'Brien (Newark) Cogeneration,  Inc.  and
          Newark Group Industries, Inc.

10.16.1*  Operating and Maintenance Agreement dated May  1,  1996 between NRGG Newark and Stewart & Stevenson Operations,
          Inc.

10.16.2* Letter Agreement dated May 10, 1996 between the Company and Stewart & Stevenson Operations, Inc.

10.16.3*  Letter  Agreement  dated  May  20,  1996  between   NRG
          Generating   (Newark)  Cogeneration   and   Stewart   &
          Stevenson Operations, Inc.

10.17.1 Agreement for Purchase and Sale of Electric Power dated October 20. 1986 between the Company and JCP&L and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.

10.17.2*  First  Amendment  to Agreement for  Purchase  and  Sale
          Electric Power dated June 11, 1991 between the Company and JCP&L.

10.17.3*  Amended and Restated Agreement for Purchase and Sale of
          Electric  Power  dated April 30, 1996  between  O'Brien
          (Parlin) Cogeneration, Inc. and JCP&L.

10.17.4*  Letter  Agreement dated April 30, 1996 between  O'Brien
          (Parlin) Cogeneration, Inc. and JCP&L.

10.18*    Gas  Service  Agreement  dated  May  13,  1993  between
          O'Brien  (Parlin) Cogeneration, Inc. and Public Service
          Electric and Gas Company.

10.19.1*  Interim  Gas  Service Agreement dated  March  27,  1996 between  JCP&L  and  Public Service  Electric  and  Gas
          Company.

10.19.2*  New  Jersey  Board  of  Public  Utilities  approval  of
          Interim Gas Service Agreement.

10.20.1* Steam Purchase Contract dated December 8, 1986 between the Company and E.I. du Pont de Nemours("E.I. du Pont") and Company.

10.20.2*  Amendment  No.  1  to  Steam  Purchase  Contract  dated
          January 12, 1988 between the Company and E.I. du Pont.

10.20.3*  Letter  Agreement  dated  July  25,  1988  between  the
          Company and E.I. du Pont.

10.20.4*  Amendment  No.  3  to  Steam Purchase  Agreement  dated
          December 12, 1988 between the Company and E.I. du Pont.

10.20.5*  Amendment  No. 4 to Steam Purchase Contract dated  July
          14, 1989 between the Company and E.I. du Pont.

10.20.6*  Amendment  No.  5  to  Steam  Purchase  Contract  dated
          February 16, 1993 between the Company and E.I. du Pont.

10.21.1*  Electricity  Purchase Contract dated January  18,  1988 between the Company and E.I. du Pont.

10.21.2*  Electricity  Purchase  Contract dated  April  30,  1996 between  O'Brien  (Parlin) Cogeneration  Inc.  and  NRG
          Parlin Inc.

10.21.3*  Assignment of Electricity Purchase Contract dated April
          30,  1996 between O'Brien (Parlin) Cogeneration,  Inc.,
          NRG Parlin, Inc. and E.I. du Pont.

10.22.1*  Operating  &  Maintenance Agreement dated May  1,  1996 between NRG Generating (Parlin) Cogeneration, Inc.  and
          Stewart Stevenson Operations, Inc.

10.22.2*  Agreement  dated May 1, 1996 between the Company,  NRGG
          Newark, NRGG Parlin and Stewart & Stevenson Operations,
          Inc.

10.22.3*  Letter  Agreement  dated  May  20,  1996  between   NRG
          Generating  (Parlin) Cogeneration, Inc. and  Stewart  &
          Stevenson Operations, Inc.

10.23* Amended and Restated Partnership Agreement of Grays Ferry Cogeneration Partnership ("Grays Ferry") dated March 1, 1996, between Adwin (Schuylkill) Cogeneration, Inc. ("Adwin Schuylkill"), O'Brien (Schuylkill) Cogeneration, Inc ("O'Brien Schuylkill") and Trigen-Schuylkill Cogeneration, Inc. ("Trigen-Schuylkill").

10.24.1*  Acquisition Agreement dated March 1, 1996 between Adwin
          Schuylkill, O'Brien Schuylkill and Trigen-Schuylkill.

10.24.2*  Side  Agreement  dated  March  1,  1996  between  Adwin
          Schuylkill, O'Brien Schuylkill and Trigen-Schuylkill.

10.25.1*  Contingent Capacity Purchase Addendum to the  Agreement
          for   Purchase  of  Electric  Output  (Phase  I)  dated
          September 17, 1993 between PECO and Grays Ferry.

10.25.2* Contingent Capacity Purchase Addendum to the Agreement for Purchase of Electric Output (Phase II) dated
          September 17, 1993 between PECO and Grays Ferry.

10.25.3* Amendment Agreement dated January 31, 1994 between PECO and Grays Ferry.

10.25.4*  Agreement  for  Purchase of Electric Output  (Phase  I)
          dated   July  28,  1992  between  PECO  Energy  Company
          ("PECO") and Grays Ferry.

10.25.5* Agreement for Purchase of Electric Output (Phase II) dated July 28, 1992 between PECO and Grays Ferry.

10.26.1* Amended and Restated Steam Purchase Agreement dated September 17, 1993 among Philadelphia Thermal Energy Corporation ("PTEC"), Adwin Equipment Company ("Adwin"), O'Brien Environmental Energy, Inc. ("O'Brien") and Grays Ferry.

10.26.2*  Amended  and  Restated  Steam Venture  Agreement  dated
          September  17,  1993  among PTEC,  Philadelphia  United
          Power Corporation ("PUPCO"), Adwin and O'Brien.

10.27.1*  Amended  and  Restated Project Services and Development
          Agreement dated September 17, 1993 by and between PUPCO and Grays Ferry

10.27.2*  Consent to Assignment of Agreement dated March 1,  1996 between PUPCO, Grays Ferry Cogeneration Partnership and
          The Chase Manhattan Bank, N.A.

10.28*    Amended  and  Restated Site lease, dated September  17,
          1993 between PTEC and Grays Ferry.

10.29*    Newark Lease.

10.30*    Parlin Lease.

10.31.1*  NRG Generating (U.S.) Inc. 1996 Stock Option Plan dated
          September 20, 1996 and filed as Appendix A to the Company's Proxy Statement dated October 28, 1996 and incorporated herein by reference.

10.31.2*  Form of an Incentive Stock Option Agreement.

10.31.3*  Form of a Nonqualified Stock Option Agreement.

10.31.4*  Form  of  a  Nonemployee  Director  Nonqualified  Stock
          Option Agreement.

10.32*    Employment  Agreement dated April 30, 1996 between  the
          Company and Leonard A. Bluhm.

21        List of Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

23.2      Consent of Coopers & Lybrand LLP.

27        Financial Data Schedule.
____________

* To be filed by amendment.