Form 10-Q
period 1997-03-31
NRG GENERATING U S INC
filed 1997-05-13
CIK 795185

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q
                             ___________

                             (Mark one)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD
        ENDED MARCH 31, 1997

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

                    1221 Nicollet Mall, Suite 610
                  Minneapolis, Minnesota 55403-2445
         (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (612) 373-8834

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,440,514 shares of Common Stock, $0.01 par value per share, as of May 12, 1997.

                     NRG GENERATING (U.S.) INC.
                              FORM 10-Q
                           March 31, 1997

                                INDEX


                                                                    Page
Part I - Financial Information:

     Item 1. Financial Statements                                     2

          Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                      2
          Consolidated Statements of Operations -
            Three months ended March 31, 1997 and March 31, 1996 3 Consolidated Statements of Cash Flows -
            Three months ended March 31, 1997 and March 31, 1996      4
          Notes to Consolidated Financial Statements                  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      7


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                        13

     Signature                                                       14

     Index to Exhibits                                               15

                               PART 1

                        FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                              NRG GENERATING (U.S.) INC.
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)


                                        ASSETS
                                                                  March 31,    December 31,
                                                                     1997          1996
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents..................................    $     4,861    $     3,187
  Restricted cash and cash equivalents.......................         10,239          8,174
  Accounts receivable, net...................................         12,403         11,920
  Receivables from related parties...........................             98            186
  Notes receivable, current..................................            925          1,119
  Inventories................................................          2,674          2,897
  Other current assets.......................................            328            992

    Total current assets.....................................         31,528         28,475

Property, plant and equipment, net...........................        130,563        132,203
Equipment held for sale......................................          1,925          2,628
Project development costs....................................            361            346
Notes receivable, noncurrent.................................              -             83
Investments in equity affiliates.............................          3,650          3,653
Deferred financing costs, net................................          5,429          5,530
Other noncurrent assets......................................            707            706

    Total assets.............................................    $   174,163    $   173,624

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................    $     5,370    $     6,131
  Accounts payable and accrued interest due NRG Energy, Inc..          1,212          1,256
  Current portion of nonrecourse long-term debt..............         11,097         10,820
  Accrued interest payable...................................          1,104          1,104
  Prepetition liabilities....................................          1,025          1,433
  Short-term borrowings......................................          2,079          2,388
  Other current liabilities..................................          3,624          2,852

    Total current liabilities................................         25,511         25,984

Loans due NRG Energy, Inc....................................         14,388         14,388
Nonrecourse long-term debt, net of current portion...........        147,307        150,311
Deferred income taxes........................................         13,404         13,404
Other noncurrent liabilities.................................             50             50

    Total liabilities........................................        200,660        204,137

Stockholders' equity:
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding...................              -              -
  Common stock, par value $.01, 50,000,000 shares
    authorized, 6,474,814 shares issued, 6,440,514 shares
    outstanding as of March 31, 1997 and
    December 31, 1996, respectively..........................             64             64
  Additional paid-in capital.................................         62,719         62,719
  Accumulated deficit........................................       (88,857)        (92,944)
  Other......................................................          (423)           (352)

    Total stockholders' equity (deficit).....................       (26,497)        (30,513)

    Total liabilities and stockholders' equity (deficit).....    $  174,163     $   173,624

The accompanying notes are an integral part of these consolidated financial statements.

                     NRG GENERATING (U.S.) INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          (Dollars in thousands, except per share amounts)

                                                     Three Months Ended
                                                   March 31,    March 31,
                                                     1997         1996
REVENUES:
 Energy...................................       $    12,391  $    19,133
 Equipment, sales and services............             4,606        6,365
 Rental...................................               460          386
 Development fees and other...............                 -          672

   Total revenues.........................            17,457       26,556

COST OF REVENUES:
 Energy...................................             3,160       16,094
 Equipment, sales and services............             3,899        5,550
 Rental...................................               383          329
 Development fees and other...............                 -          618

   Total cost of revenues.................             7,442       22,591

   Gross profit...........................            10,015        3,965

 Selling, general and
  administrative expenses.................             2,253        2,406

   Income from operations.................             7,762        1,559

 Interest and other income................               201        1,225
 Reorganization costs.....................                 -       (3,268)
 Interest and debt expense................            (3,537)      (4,428)

   Income (loss) before income taxes......             4,426       (4,912)

Provision for income taxes................               339           15

   Net income (loss)......................       $     4,087  $    (4,927)

Net income (loss) per share...............       $      0.62  $     (1.33)


Weighted average shares outstanding.......             6,624        3,712


















The accompanying notes are an integral part of these consolidated financial statements.

                     NRG GENERATING (U.S.) INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       (Dollars in thousands)

                                                                     Three Months Ended
                                                                    March 31,  March 31,
                                                                       1997       1996
Cash Flows from Operating Activities:
 Net income (loss)..............................................   $    4,087  $  (4,927)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization................................        1,872      1,720
   Amortization of debt discount and deferred financing costs...          101        109
   Bankruptcy professional fees accrued.........................            -      3,382
   Other, net...................................................          555         30
   Changes in operating assets and liabilities:
     Accounts receivable, net...................................         (560)      (244)
     Inventories................................................          178        326
     Receivables from related parties...........................           86          7
     Other assets...............................................          626          -
     Accounts payable and other current liabilities.............           37       (598)
     Accrued interest payable...................................            -      2,451
       Net cash provided by operating activities................        6,982      2,256

Cash Flows from Investing Activities:
 Capital expenditures...........................................         (291)         -
 Proceeds from sale of property and equipment...................          175          -
 Project development costs......................................          (15)      (222)
 Collections on notes receivable................................          277          8
 (Deposits into) withdrawals from restricted cash accounts, net.       (2,065)       311
 Other, net.....................................................            -        (21)
       Net cash (used in) provided by investing activities......       (1,919)        76

Cash Flows from Financing Activities:
 Proceeds from NRG Energy, Inc. loans...........................            -        300
 Repayments of long-term debt...................................       (2,715)    (2,108)
 Net (repayments) proceeds of short-term borrowings.............         (266)       185
 Payments on prepetition liabilities............................         (408)      (280)
       Net cash used in financing activities....................       (3,389)    (1,903)

Net increase (decrease) in cash and cash equivalents............        1,674        429
Cash and cash equivalents, beginning of period..................        3,187      3,132
Cash and cash equivalents, end of period........................   $    4,861  $   3,561


Supplemental disclosure of cash flow information:
  Interest paid during the period...............................   $    3,537  $   4,428












The accompanying notes are an integral part of these consolidated financial statements.

                     NRG GENERATING (U.S.) INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           MARCH 31, 1997
                       (Dollars in thousands)

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

   The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's Report on Form 10-K for the fiscal year ended December 31, 1996. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented. Results of operations for an interim period may not give a true indication of results for the year.

   Net Income (Loss) Per Share

   Net  income (loss)  per share is calculated by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and restricted stocks computed using the treasury stock method.

   In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS No. 128"). FAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under FAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. FAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of FAS No. 128 will not have a material effect on the financial statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           MARCH 31, 1997
                       (Dollars in thousands)

2. LOANS DUE NRG ENERGY, INC.

   The March 31, 1997 loan balance of $14,388 due to NRG Energy, Inc. ("NRG Energy") has a maturity date of April 30, 2001.

3. PROVISION FOR INCOME TAXES

   No provision for federal income taxes has been recorded since the Company has net federal operating loss carryforwards which have not been recognized in prior periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the fiscal year ended December 31, 1996. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's financial statements included in Part I, Item 1 of this Report on Form 10-Q. All dollar amounts set forth in this
Item 2 are in thousands.

General

   NRG Generating (U.S.) Inc. is engaged primarily in the business of developing, owning and operating cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In addition to its energy business, the Company sells and rents power generation and cogeneration equipment through subsidiaries located in the United States and the United Kingdom.

   In its role as a developer and owner of energy projects, the Company has developed the following projects in which it currently has an ownership interest:

     (a) The 52 megawatt ("MW") Newark Boxboard Project (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990 and is owned by the Company's wholly-owned subsidiary NRG Generating (Newark) Cogeneration Inc. ("Newark");

     (b) The 122 MW E.I. du Pont Parlin Project (the "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991 and is owned by the Company's wholly-owned subsidiary NRG Generating (Parlin) Cogeneration Inc. ("Parlin"); and

     (c)  The   22   MW   Philadelphia  Cogeneration   Project   (the
          "Philadelphia    Project"),   located   in    Philadelphia,
          Pennsylvania, began operations in May 1993.

   The Company also owns a one-third interest in the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership") which owns a 150 MW cogeneration project (the "Grays Ferry Project"), located in Philadelphia, Pennsylvania. The Grays Ferry Project is currently under construction with commercial operation currently expected to occur in December 1997. The Company also is currently evaluating a number of prospective projects for the purpose of determining whether to make an investment.

   The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross profit margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its Newark and Parlin Projects. Under the amended PPAs, JCP&L is responsible for all fuel supply and delivery. Under the prior PPAs the Company was responsible for such costs which were reflected in energy revenues and costs. The Company believes that this change in the PPAs will reduce volatility in gross margins by eliminating the Company's exposure to fluctuations in the price of natural gas. Although energy revenues as well as the cost of energy revenues will decline under the amended PPAs, the Company does not expect the changes made to the PPAs to have a material impact on its operating gross margins, over time. However, there can be no assurance that any of the foregoing steps will improve or maintain gross profit margins in the future.

   Both the Newark and Parlin Projects were previously certified as qualifying facilities ("QFs") by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935 ("PUHCA"), and state utility-type regulation. However, as permitted under the terms of its renegotiated PPAs, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish the Parlin Project's claim to QF status. The FERC approved Parlin's rates effective April 30, 1996 and has determined Parlin to be an exempt wholesale generator ("EWG"). As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, the Company believes that Parlin complies with all applicable requirements of state utility law.

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

Revenues

   Energy revenues for the first quarter 1997 of $12,391 decreased from first quarter 1996 revenues of $19,133. Energy revenues primarily reflect billings associated with the Parlin and Newark
Projects and the Company's Philadelphia Water Department standby project. First quarter 1996 also included revenues associated with landfill gas operations which the Company sold April 30, 1996. The decrease in energy revenues in the quarter ended March 31, 1997 as compared to the same period one year ago was primarily attributable to the amended PPAs affecting both Parlin and Newark.

   Revenues recognized at Parlin and Newark were $6,289 and $5,094 for the first quarter 1997 and $10,207 and $7,786 for the first quarter 1996, respectively. The decreases were primarily due to the amended PPAs.

   Energy revenues from the Company's Philadelphia Water Department standby facility project for the first quarter 1997 of $1,008 increased from first quarter 1996 revenues of $990. Energy revenues from the Company's landfill gas projects for the first quarter 1996 were $150. On April 30, 1996, the landfill gas projects were sold to NRG Energy, Inc.

   Equipment sales and services revenues for the first quarter 1997 of $4,606 decreased from first quarter 1996 revenues of $6,365. The revenue decrease in the quarter ended March 31, 1997 from the comparable quarter one year ago is primarily attributable to the sale of the Company's American Hydrotherm business in December 1996.

   OES equipment sales and services revenues for the first quarter 1997 of $1,288 increased from first quarter 1996 revenues of $1,010. The increase is primarily due to higher sales volume. As noted above, American Hydrotherm, which had revenues of $1,473 for the first quarter 1996, was sold in December 1996. Puma equipment sales and services revenues for the first quarter 1997 of $3,318 decreased from first quarter 1996 revenues of $3,882. The decrease was primarily due to the unfavorable impact of foreign currency rates in some of its Asian markets.

   Rental revenues for the first quarter 1997 of $460 increased from first quarter 1996 revenues of $386. The increase was due primarily to higher sales volume.

   There were no development fees and other revenues for the first quarter 1997 compared to $672 for the first quarter 1996. The decrease is primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership. These contract rights were assigned in January 1997 to NRG Energy. This transaction was approved by the Independent Committee of the Board of Directors.

Costs and Expenses

   Cost of energy revenues for the first quarter 1997 of $3,160 decreased from first quarter 1996 costs of $16,094. The decrease was primarily the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the Parlin and Newark facilities.

   Cost of equipment sales and services for the first quarter 1997 of $3,899 decreased from first quarter 1996 costs of $5,550. The decrease was primarily due to lower costs from the Puma operations and the sale of American Hydrotherm.

   Cost of rental revenues for the first quarter 1997 of $383 increased from first quarter 1996 costs of $329. The increase was primarily due to increased sales volume.

   There were no cost of development fees and other for the first quarter 1997 compared to $618 for the first quarter 1996. The decrease is primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership.

   The Company's gross profit for the first quarter 1997 of $10,015 (57.4% of sales) increased from the first quarter 1996 gross profit of $3,965 (14.9% of sales). The gross profit increase is primarily attributable to results from the energy segment, including particularly, fluctuations in the recovery of fuel costs through energy revenues under the Parlin and Newark Project PPAs in effect until April 30, 1996.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses ("SG&A") for the first quarter 1997 of $2,253 decreased from first quarter 1996 SG&A expenses of $2,406. The reduction is due to lower payroll costs and reduced insurance expenses.

Interest and Other Income

   Interest and other income for the first quarter 1997 of $201 decreased from first quarter 1996 interest and other income of $1,225. The decrease was primarily attributable to a one time gain of $1,000 in the quarter ended March 31, 1996 for the admission of a third partner into the Grays Ferry Partnership.

   During the first quarter 1997 the Company recognized a gain from the sale of its interest in a development project in Pakistan. This gain was offset by a loss on the sale of unused equipment.

Reorganization Costs

   Reorganization costs represent all costs incurred after filing for bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for the quarter ended March 31, 1996 were $3,268. These costs consist primarily of professional and administrative fees and expenses.

Interest and Debt Expense

   Interest and debt expense for the first quarter 1997 of $3,537 decreased from first quarter 1996 interest and debt expense of $4,428. The decrease was due primarily to post-petition interest on prepetition liabilities included in the quarter ended March 31, 1996. In addition, the average interest rate was lower in the quarter ended March 31, 1997 than in the comparable period one year ago due to the refinancing of the Newark and Parlin Projects.

Income Taxes

   The provision for income taxes for the quarter ended March 31, 1997 relates primarily to state income taxes on earnings of the Company's subsidiaries.

Net Income (Loss) Per Share

   Net  income (loss) per  share is calculated by dividing net income
(loss) by the weighted average shares of common stock and common stock equivalents outstanding. Fully dilutive net income (loss) per share is not presented because conversion of any common stock equivalents does not have a material dilutive effect on reported net income (loss) per share. Weighted average shares increased significantly for the quarter ended March 31, 1997 from the quarter ended March 31, 1996 primarily due to the purchase of 2,710 common shares by NRG Energy on April 30, 1996.

Liquidity and Capital Resources

   In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $149,149 was outstanding at March 31, 1997) and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on the 50% portion of the principal amount outstanding at 6.9% plus the margin.

   NRG Energy has provided additional loan commitments to the Company. A $10,000 loan agreement negotiated between NRG Energy and NRGG Schuylkill Cogeneration, Inc. (formerly known as O'Brien (Schuylkill) Cogeneration, Inc.) ("NSC"), a wholly-owned subsidiary, provides funding, if needed, for an NSC capital contribution obligation to the Grays Ferry Partnership. NSC owns a one-third partnership interest in the Grays Ferry Project currently under construction. In March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the project. The credit agreement obligates each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility, which is anticipated to occur by the end of 1997. In addition, there remains $13,615 in available borrowings from NRG Energy under the terms of a loan agreement to provide funding for any bankruptcy obligation shortfalls. At March 31, 1997, loans of $14,388 remained outstanding to NRG Energy under another loan agreement.

   The Company and NRG Energy have entered into a Co-Investment Agreement pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. If any eligible project reaches certain contract milestones (which include the execution of a binding PPA and fuel supply agreement and the completion of a feasibility and engineering study) by April 30, 2003, NRG Energy has agreed to offer to sell to the Company all of NRG Energy's ownership interest in such project. Eligible projects include, with certain limited exceptions, any proposed or existing electric power plant within the United States NRG Energy initially develops or in which NRG Energy proposes to acquire an ownership interest. NRG Energy is obligated under the Co-Investment Agreement to offer to the Company, during the three year period ending on April 30, 1999, projects with an aggregate equity value of at least $60,000,000 or a minimum of 150 net MW.

   To facilitate the Company's ability to acquire ownership interests which may be offered pursuant to its Co-Investment Agreement, NRG Energy has agreed to finance the Company's purchase of such ownership interests in projects offered to the Company pursuant to the Co-Investment Agreement at commercially competitive terms to the extent funds are unavailable to the Company on comparable terms from other sources. Any such financing provided by NRG Energy under the terms of the Co-Investment Agreement is required to be recourse to the Company and secured by a lien on the ownership interest acquired. Such financing also is required to be repaid from the net proceeds received by the Company from offerings of equity or debt securities of the Company (when market conditions permit such offerings to be made on favorable terms) after taking into account the working capital and other cash requirements of the Company as determined by its Board of Directors.

   Except for the historical information contained within this Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected or discussed in this report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements that involve risks and uncertainties including but not limited to: business conditions and growth in the general economy; regulatory and other legal developments affecting the markets in which the Company operates and changes in environmental laws; volatility in gross margins caused by seasonal factors that cannot be controlled by the Company; competitive factors, such as price pressures and other factors which may make it more difficult for the Company to secure future projects and may increase project development costs and/or reduce operating margins; the success of the Company's business partners, including its energy customers and fuel suppliers; the successful completion of the Grays Ferry Project; the successful completion and addition of new energy projects and the various other factors including without limitation those discussed in this report and the Company's Report on Form 10-K for the fiscal year ended December 31, 1996 entitled "Item 1.
Business - Risk Factors." Such factors may cause the Company's actual results to differ materially from those discussed herein and in forward-looking statements made herein.

                               PART II

                          OTHER INFORMATION


ITEM 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The "Index to Exhibits" following the signature page is incorporated herein by reference.

     (b)  Reports on Form 8-K

          The   following  Reports  on  Form  8-K  were  filed  by  the
          registrant during the fiscal quarter ended March 31, 1997:

          1. Current Report on Form 8-K dated February 7, 1997, reporting information under Item 5.

          2. Current Report on Form 8-K dated April 7, 1997, reporting information under Item 5.

                              SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               NRG GENERATING (U.S.), INC.
                                       Registrant

Date:  May 13, 1997            By: /s/ Timothy P. Hunstad
                                       Timothy P. Hunstad
                          Vice President and Chief Financial Officer
                    (Principal Financial Officer and Duly Authorized Officer)

                          INDEX TO EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

3.2 Bylaws of the Company filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

11   Computation of Earnings Per Common Share

27   Financial Data Schedule (for SEC filing purposes only)