Form 10-Q
period 1997-06-30
NRG GENERATING U S INC
filed 1997-08-12
CIK 795185

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q
                                 ___________

                                 (Mark one)

    X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
   the past 90 days.    X    Yes           No

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,440,514 shares of Common Stock, $0.01 par value per share, as of August 8, 1997.

                         NRG GENERATING (U.S.) INC.
                                  FORM 10-Q
                                June 30, 1997

                                    INDEX


                                                                     Page
Part I - Financial Information:

 Item 1.    Financial Statements.......................................2

            Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996.......................2
            Consolidated Statements of Operations -
             Three months and six months ended
             June 30, 1997 and June 30, 1996...........................3
            Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and June 30, 1996..........4
            Notes to Consolidated Financial Statements.................5

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................7


Part II -   Other Information

 Item 1.    Legal Proceedings.........................................14

 Item 4.    Submission of Matters to a Vote of Security Holders.......14

 Item 6.    Exhibits and Reports on Form 8-K..........................16

 Signature............................................................17

 Index to Exhibits....................................................18

                                   PART 1

                            FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                         NRG GENERATING (U.S.) INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                   ASSETS
                                                                 June 30,    December 31,
                                                                   1997          1996
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents.................................... $   2,177   $     3,187
  Restricted cash and cash equivalents.........................     9,332         8,174
  Accounts receivable, net.....................................    10,714        11,920
  Receivables from related parties.............................        64           186
  Notes receivable, current....................................        80         1,119
  Inventories..................................................     2,998         2,897
  Other current assets.........................................       944           992
    Total current assets.......................................    26,309        28,475

Property, plant and equipment, net.............................   129,849       132,203
Equipment held for sale........................................     1,648         2,628
Project development costs......................................       366           346
Notes receivable, noncurrent...................................         -            83
Investments in equity affiliates...............................     4,760         3,653
Deferred financing costs, net..................................     5,328         5,530
Other assets...................................................       667           706
    Total assets............................................... $ 168,927   $   173,624


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $   3,794   $     6,131
  Accounts payable and accrued interest due NRG Energy, Inc....     1,002         1,256
  Current portion of long-term debt............................    10,563        10,820
  Accrued interest payable.....................................       267         1,104
  Prepetition liabilities......................................       538         1,433
  Short-term borrowings........................................     1,961         2,388
  Other current liabilities....................................     3,342         2,852
    Total current liabilities..................................    21,467        25,984

Loans due NRG Energy, Inc., net of current portion.............    15,488        14,388
Long-term debt, net of current portion.........................   144,545       150,311
Deferred income taxes..........................................    13,404        13,404
Other noncurrent liabilities...................................         -            50
    Total liabilities..........................................   194,904       204,137

Stockholders' equity:
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................         -             -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,474,814 shares issued, 6,440,514 shares
    outstanding as of June 30, 1997 and
    December 31, 1996, respectively............................        64            64
  Additional paid-in capital...................................    62,719        62,719
  Accumulated deficit..........................................   (88,386)      (92,944)
  Other........................................................      (374)         (352)
    Total stockholders' equity (deficit).......................   (25,977)      (30,513)
    Total liabilities and stockholders' equity (deficit)....... $ 168,927   $   173,624



The accompanying notes are an integral part of these consolidated financial statements.

                         NRG GENERATING (U.S.) INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              (Dollars in thousands, except per share amounts)

                                            Three Months Ended       Six Months Ended
                                            June 30,   June 30,    June 30,   June 30,
                                              1997       1996        1997       1996
REVENUES:
 Energy................................   $    9,002 $   11,491  $   21,393 $   30,624
 Equipment sales and services..........        4,586      6,660       9,192     13,025
 Rental revenues.......................          467        489         927        875
 Development fees and other............            -        450           -      1,122

                                              14,055     19,090      31,512     45,646

COST OF REVENUES:
 Cost of energy........................        4,072      8,218       7,232     24,312
 Cost of equipment sales and services..        3,662      5,842       7,561     11,392
 Cost of rental revenues...............          440        422         823        751
 Cost of development fees and other....            -        431           -      1,049

                                               8,174     14,913      15,616     37,504

   Gross profit........................        5,881      4,177      15,896      8,142

 Selling, general and
  administrative expenses..............        1,663      6,075       3,916      8,481

   Income (loss) from operations.......        4,218     (1,898)     11,980       (339)

 Interest and other income.............          231       (215)        432      1,010
 Reorganization costs..................            -     (4,983)          -     (8,251)
 Interest and debt expense.............       (3,794)    (5,119)     (7,331)    (9,547)

   Income (loss) before income taxes...          655    (12,215)      5,081    (17,127)

Provision for income taxes (benefit)...          184       (504)        523       (489)

   Net income (loss)...................   $      471 $  (11,711)  $   4,558 $  (16,638)

Net income (loss) per share............   $     0.07 $    (2.12)  $    0.69 $    (3.61)


Weighted average shares outstanding....        6,645      5,519       6,634      4,615



The accompanying notes are an integral part of these consolidated financial statements.



                         NRG GENERATING (U.S.) INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)


                                                                     Six Months Ended
                                                                   June 30,     June 30,
                                                                     1997         1996
Cash Flows from Operating Activities:
 Net income (loss)..............................................  $  4,558    $ (16,638)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization..............................     3,572        4,055
     Amortization of debt discount and deferred financing costs.       202        1,261
     Deferred tax benefit.......................................         -         (904)
     Project development costs expensed.........................         -          180
     Bankruptcy fees accrued....................................         -       (1,899)
     Loss on disposition of property and equipment..............       491            -
     Other, net.................................................       (81)      (3,471)
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................     1,183        4,861
       Inventories..............................................      (121)         748
       Receivables from related parties.........................       121          601
       Other assets.............................................        23            -
       Accounts payable and other current liabilities...........    (2,067)         399
       Accrued interest payable.................................      (837)      (3,947)

         Net cash provided by (used in) operating activities....     7,044      (14,754)

Cash Flows from Investing Activities:
 Capital expenditures...........................................    (1,277)           -
 Proceeds from disposition of property and equipment............       600            -
 Investment in equity affiliates................................    (1,100)           -
 Proceeds from sale of subsidiaries.............................         -        7,500
 Project development costs......................................       (15)      (1,718)
 Collections on notes receivable................................     1,122          790
 Deposits into restricted cash accounts, net....................    (1,158)      (5,151)
 Other, net.....................................................         -          260

         Net cash (used in) provided by investing activities....    (1,828)       1,681

Cash Flows from Financing Activities:
 Proceeds from NRG Energy, Inc. loans...........................     1,100      125,078
 Proceeds from long-term debt...................................         -       60,226
 Repayments of NRG Energy, Inc. loans...........................         -      (26,398)
 Repayments of long-term debt...................................    (6,016)     (85,319)
 NRG capital contribution.......................................         -       21,178
 Net repayments of short-term borrowings........................      (415)         (29)
 Payments on prepetition liabilities............................      (895)     (70,180)
 Deferred financing costs.......................................         -       (4,579)
 Redemption of preferred shares.................................         -       (4,957)
 Preferred dividends paid.......................................         -          (57)

         Net cash (used in) provided by financing activities....    (6,226)      14,963

Net (decrease) increase in cash and cash equivalents............    (1,010)       1,890
Cash and cash equivalents, beginning of period..................     3,187        3,132
Cash and cash equivalents, end of period........................  $  2,177    $   5,022


Supplemental disclosure of cash flow information:
  Interest paid during the period...............................  $  8,040    $   9,547

The accompanying notes are an integral part of these consolidated financial statements.

                         NRG GENERATING (U.S.) INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                JUNE 30, 1997
                           (Dollars in thousands)

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                JUNE 30, 1997
                           (Dollars in thousands)

2. LOANS DUE NRG ENERGY, INC.

   The loan balance due to NRG Energy, Inc. ("NRG Energy") on June 30, 1997 is $15,488. Of this balance, $14,388 has a maturity date of April 30, 2001 and $1,100 has a maturity date of June 30, 2005. The $1,100 amount was borrowed under a $10,000 loan agreement between NRGG (Schuylkill) Cogeneration, Inc. ("NSC"), a wholly-owned subsidiary of the Company, and NRG Energy. This loan agreement provides funding for the NSC capital contribution obligation to the Grays Ferry Cogeneration Partnership, for the purpose of developing, constructing, owning, maintaining and operating a 150 megawatt ("MW") natural gas and oil fired cogeneration facility to produce steam and electricity in Philadelphia.

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

    The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross profit margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its Newark and Parlin Projects. Under the amended PPAs, JCP&L is responsible for all fuel supply and delivery. Under the prior PPAs the Company was responsible for such costs which were reflected in energy revenues and costs. The Company believes that this change in the PPAs will reduce volatility in gross margins by eliminating the Company's exposure to fluctuations in the price of natural gas. Although energy revenues as well as the cost of energy revenues will decline under the amended PPAs, the Company does not expect the changes made to the PPAs to have a material impact on its operating gross margins over time. However, there can be no assurance that any of the foregoing steps will improve or maintain gross profit margins in the future.

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

Revenues

    Energy revenues for the second quarter 1997 of $9,002 decreased from revenues of $11,491 for the comparable period in 1996. Energy revenues for the first six months of 1997 of $21,393 decreased from $30,624 for the comparable period in 1996. Energy revenues primarily reflect billings associated with the Parlin and Newark Projects and the Company's Philadelphia Water Department standby project. The 1996 periods presented also included revenues associated with landfill gas operations, which the Company sold April 30, 1996. The decrease in energy revenues in the quarter and six months ended June 30, 1997 as compared to the same periods one year ago was primarily attributable to the amended PPAs affecting both Parlin and Newark.

    Revenues recognized at Parlin and Newark were $4,317 and $3,615 for the second quarter 1997 and $5,825 and $4,559 for the comparable period in 1996, respectively. Revenues recognized at Parlin and Newark were $10,606 and $8,709 for the first six months of 1997 and $16,032 and $12,345 for the comparable period in 1996, respectively. The decrease was primarily due to the amended PPAs.

    Energy revenues from the Company's Philadelphia Water Department standby facility project for the second quarter 1997 of $1,070 increased from revenues of $1,041 for the comparable period in 1996. Energy revenues from this project for the first six months of 1997 of $2,078 increased from the $2,031 of revenues for the comparable period in 1996. Energy revenues from the Company's landfill gas projects for the second quarter and first four months of 1996 were $66 and $216, respectively. On April 30, 1996, the landfill gas projects were sold to NRG Energy.

    Equipment sales and services revenues for the second quarter 1997 of $4,586 decreased from revenues of $6,660 for the comparable period in 1996. Equipment sales and services revenues for the first six months of 1997 of $9,192 decreased from the $13,025 of revenues for the comparable period in 1996. The revenue decrease in the quarter and six month periods ended June 30, 1997 from the comparable periods one year ago was primarily attributable to the sale of the Company's American Hydrotherm business in December 1996.

    OES equipment sales and services revenues for the second quarter 1997 of $1,440 increased from revenues of $1,059 for the quarter ended June 30, 1996. OES equipment sales and services revenues for the first six months of 1997 of $2,728 increased from the $2,069 of revenues in the six months ended June 30, 1996. The increase was primarily due to higher sales volume. As noted above, American Hydrotherm, which had revenues of $2,065 and $3,538 for the quarter and six months ended June 30, 1996, respectively, was sold in December 1996. Puma equipment sales and services revenues for the second quarter 1997 of $3,146 decreased from revenues of $3,536 for the quarter ended June 30, 1996. Puma equipment sales and services revenues for the first six months of 1997 of $6,464 decreased from the $7,418 of revenues in the six months ended June 30, 1996. The decrease was primarily due to the unfavorable impact of foreign currency rates in some of its Asian markets.

    Rental revenues for the second quarter 1997 of $467 decreased from revenues of $489 for the quarter ended June 30, 1996. Rental revenues for the first six months of 1997 of $927 increased from the $875 of revenues in the six months ended June 30, 1996. The deviation for each comparable period was due primarily to fluctuations in sales volume.

    There were no development fees and other revenues for the second quarter and first six months of 1997 compared to $450 and $1,122 for the comparable periods of 1996, respectively. The decrease was primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership. These contract rights were assigned in January 1997 to NRG Energy in a transaction that was approved by the Independent Committee of the Board of Directors.

Costs and Expenses

    Cost of energy revenues for the second quarter 1997 of $4,072 decreased from costs of $8,218 for the quarter ended June 30, 1996. Cost of energy revenues for the first six months of 1997 of $7,232 decreased from the $24,312 of costs in the six months ended June 30, 1996. The decreases were primarily the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the Parlin and Newark facilities.

    Cost of equipment sales and services for the second quarter 1997 of $3,662 decreased from costs of $5,842 for the quarter ended June 30,
1996.   Cost of equipment sales and services for the first six  months of 1997 of $7,561 decreased from the $11,392 of costs in the six months ended June 30, 1996. The decreases were primarily due to lower costs from the Puma operations and the sale of American Hydrotherm.

    Cost of rental revenues for the second quarter 1997 of $440 increased from costs of $422 for the quarter ended June 30, 1996. Cost of rental revenues for the first six months of 1997 of $823 increased from the $751 of costs in the six months ended June 30, 1996. The deviation for each comparable period was due primarily to fluctuations in sales volume.

    There were no cost of development fees and other for the second quarter and first six months of 1997 compared to $431 and $1,049 for the comparable periods of 1996, respectively. The decrease was primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership.

    The Company's gross profit for the second quarter 1997 of $5,881 (41.8% of sales) increased from the quarter ended June 30, 1996 gross profit of $4,177 (21.9% of sales). Gross profit for the first six months of 1997 of $15,896 (50.4% of sales) increased from gross profit of $8,142 (17.8% of sales) for the six months ended June 30, 1996. The gross profit increases were primarily attributable to results from the energy segment, including particularly fluctuations in the recovery of fuel costs through energy revenues under the Parlin and Newark Project PPAs in effect until April 30, 1996.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A") for the second quarter 1997 of $1,663 decreased from the quarter ended June 30, 1996 SG&A expenses of $6,075. SG&A for the first six months of 1997 of $3,916 decreased from SG&A of $8,481 for the six months ended June 30, 1996. The reductions were primarily due to a $3,100 cost incurred in the quarter ended June 30, 1996 to terminate the interest rate swap agreement in connection with the refinancing of Parlin nonrecourse project debt. Fiscal 1997 SG&A expenses benefited from lower payroll costs and related tax costs as well as reduced insurance expenses and legal fees.

Interest and Other Income

    Interest and other income for the second quarter 1997 of $231 increased from interest and other income of $(215) for the quarter ended June 30, 1996. Interest and other income for the first six months of 1997 of $432 decreased from interest and other income of $1,010 for the six months ended June 30, 1996. The increase for the comparable quarters was primarily due to the net costs associated with the landfill gas projects sold to NRG Energy on April 30, 1996. The decrease for the comparable six month periods was primarily attributable to a one time gain of $1,000 in the quarter ended March
31, 1996 for the admission of a third partner into the Grays Ferry Partnership offset in part by the net costs associated with the sale of the landfill gas projects.

    During  the first quarter 1997 the Company recognized a gain  from
the  sale of its interest in a development project in Pakistan.   This
gain was offset by a loss on the sale of unused equipment.

Reorganization Costs

    Reorganization costs represent all costs incurred after filing for bankruptcy that relates to the Company's reorganization and restructuring efforts. Reorganization costs for the quarter and six months ended June 30, 1996 were $4,983 and $8,251, respectively. These costs consist primarily of professional and administrative fees and expenses.

Interest and Debt Expense

    Interest and debt expense for the second quarter 1997 of $3,794 decreased from second quarter 1996 interest and debt expense of $5,119. Interest and debt expense for the first six months of 1997 of $7,331 decreased from interest and debt expense of $9,547 for the six months ended June 30, 1996. The decreases were due primarily to post-petition interest on prepetition liabilities included in the quarter and six month periods ended June 30, 1996. In addition, the average interest rate was lower in the quarter and six month periods ended June 30, 1997 than in the comparable periods one year ago due to the refinancing of the Newark and Parlin Projects.

Income Taxes

    The provision  for  income  taxes for  the  quarter and six months
Ended June 30, 1997 relates primarily to state income taxes on earnings of the Company's subsidiaries.

Net Income (Loss) Per Share

    Net  income (loss) per share is calculated by dividing net  income
(loss) by the weighted average shares of common stock and common stock equivalents outstanding. Fully dilutive net income (loss) per share is not presented because conversion of any common stock equivalents does not have a material dilutive effect on reported net income (loss) per share. Weighted average shares increased for the quarter and six month periods ended June 30, 1997 from the comparable periods one year ago primarily due to the purchase of 2,710,357 common shares by NRG Energy on April 30, 1996.

Liquidity and Capital Resources

    In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $147,250 was outstanding at June 30, 1997) and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on the 50% portion of the principal amount outstanding at 6.9% plus the margin.

    NRGG Schuylkill Cogeneration, Inc. (formerly known as O'Brien (Schuylkill) Cogeneration, Inc.) ("NSC"), a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project currently under construction. In March 1996, the partnership entered into a credit agreement with Chase Manhattan Bank N.A. to finance the project. The credit agreement obligates each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility, which is anticipated to occur by the end of 1997.

   NRG Energy has provided additional loan commitments to the Company. A $10,000 loan agreement negotiated between NRG Energy and NSC provides funding, if needed, for a NSC capital contribution obligation to the Grays Ferry Partnership. At June 30, 1997, NSC had borrowed $1,100 from NRG Energy under this loan agreement. At June 30, 1997, loans of $14,388 remained outstanding to NRG Energy under another loan agreement.

    The Company and NRG Energy have entered into a Co-Investment Agreement pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. If any eligible project reaches certain contract milestones (which include the execution of a binding PPA and fuel supply agreement and the completion of a feasibility and engineering study) by April 30, 2003, NRG Energy has agreed to offer to sell to the Company all of NRG Energy's ownership interest in such project. Eligible projects include, with certain limited exceptions, any proposed or existing electric power plant within the United States NRG Energy initially develops or in which NRG Energy proposes to acquire an ownership interest. NRG Energy is obligated under the Co-Investment Agreement to offer to the Company, during the three year period ending on April 30, 1999, projects with an aggregate equity value of at least $60,000 or a minimum of 150 net MW.

    To facilitate the Company's ability to acquire ownership interests which may be offered pursuant to its Co-Investment Agreement, NRG Energy has agreed to finance the Company's purchase of such ownership interests at commercially competitive terms to the extent funds are unavailable to the Company on comparable terms from other sources. Any such financing provided by NRG Energy under the terms of the Co-Investment Agreement is required to be recourse to the Company and secured by a lien on the ownership interest acquired. Such financing also is required to be repaid from the net proceeds received by the Company from offerings of equity or debt securities of the Company (when market conditions permit such offerings to be made on favorable terms) after taking into account the working capital and other cash requirements of the Company as determined by its Board of Directors.

    Except for the historical information contained within this Management's Discussion and Analysis of Financial Condition and Results of Operations, the accompanying consolidated financial statements, and the Notes to Consolidated Financial Statements, the matters reflected or discussed in this report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements that involve risks and uncertainties including but not limited to: business conditions and growth in the general economy; regulatory and other legal developments affecting the markets in which the Company operates and changes in environmental laws; volatility in gross margins caused by seasonal factors that cannot be controlled by the Company; competitive factors, such as price pressures and other factors which may make it more difficult for the Company to secure future projects and may increase project development costs and/or reduce operating margins; the success of the Company's business partners, including its energy customers and fuel suppliers; the successful completion of the Grays Ferry Project; the successful completion and addition of new energy projects and various other factors including without limitation those discussed in this report and the Company's Report on Form 10-K for the fiscal year ended December 31, 1996 under the caption "Item 1. Business - Risk Factors." Such factors may cause the Company's actual results to differ materially from those discussed herein and in forward-looking statements made herein.

                                   PART II

                              OTHER INFORMATION


ITEM 1  Legal Proceedings.

      There have been material developments in the following legal proceedings of the Company or a subsidiary which have previously been reported in the Company's Report on Form 10-K for the transition period ended December 31, 1996:

1. Calpine Corporation v. NRG Generating (Parlin) Cogeneration Inc., Superior Court of Essex County, New Jersey, Civil Action File No. ESX-L-6905-96, filed June 19, 1996. This was a dispute over the purchase of certain accounts receivable allegedly owed by the Company. On May 15, 1997, the Company settled this claim for a payment of $730,000. This settlement did not have a material adverse effect on the business or financial condition of the Company.

2. GEC Alsthom, International, Inc. v. O'Brien Energy Services Co., Stewart & Stevenson Operations, Inc., and ABC Company (fictitious), Superior Court of Essex County, New Jersey, Civil Action File No. L-7389-95, filed June 16, 1995. This action arose out of the purchase of materials and services from a vendor to make repairs in connection with a fire that occurred at the Company's Newark turbine generator facility on December 25, 1992. The Plaintiff claims that the Company has failed to meet monetary obligations aggregating approximately $155,000 under the alleged agreement, and the Company has filed counter-claims alleging that the Plaintiff failed to properly install certain equipment which led to failures at the turbine generator facility. On June 9, 1997, the Company settled this claim for a net payment of $115,000. This settlement did not have a material adverse effect on the business or financial condition of the Company.

     The Company is party to other legal proceedings, but the Company believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.


ITEM 4  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders of the Company held on May 22, 1997 (the "Meeting"), the following directors were elected, each of whom will serve until the 1998 annual meeting of stockholders and until his successor is elected and qualified:

Nominee                   Affirmative  Negative
                             Votes      Votes     Abstentions

Leonard A. Bluhm           5,717,429    9,571           -
Lawrence I. Littman        5,718,956    8,044           -
Craig A. Mataczynski       5,718,956    8,044           -
David H. Peterson          5,718,956    8,044           -
Robert T. Sherman, Jr.     5,718,956    8,044           -
Spyros S. Skouras, Jr.     5,718,956    8,044           -
Charles J. Thayer          5,718,956    8,044           -
Ronald J. Will             5,718,956    8,044           -

     In  addition,  the   following  proposals  were  approved  at  the
     Meeting:

     Approval of the Company's 1997 Stock Option Plan authorizing the Company to grant options to purchase up to 250,000 shares of the Company's Common Stock to members of the Board of Directors, officers and key employees of the Company or its subsidiaries.

                Affirmative    Negative
                   Votes        Votes      Abstentions

                 5,719,569      3,323         4,108

     Ratification of the selection of Price Waterhouse LLP as the Company's independent public accountants.

                Affirmative   Negative
                   Votes       Votes       Abstentions

                 5,493,478    150,548        22,035

ITEM 6  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          The "Index to Exhibits" following the signature page is incorporated herein by reference.

     (b)  Reports on Form 8-K

          The   following  Reports  on  Form  8-K  were filed  by   the
          registrant during the fiscal quarter ended June 30, 1997:

          1. Current Report on Form 8-K dated April 7, 1997, reporting information under Item 5.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               NRG GENERATING (U.S.), INC.
                                     Registrant

Date:  August 12, 1997         By: /s/ Timothy P. Hunstad
                                   Timothy P. Hunstad
                       Vice President and Chief Financial Officer
               (Principal Financial Officer and Duly Authorized Officer)

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

10.1 NRG Generating (U. S.) Inc. 1997 Stock Option Plan filed as Appendix A to the Company's Proxy Statement dated April 24, 1997 and incorporated herein by this reference.

11   Computation of Earnings Per Common Share

27   Financial Data Schedule (for SEC filing purposes only)