Form 10-Q
period 1997-09-30
NRG GENERATING U S INC
filed 1997-11-13
CIK 795185

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q
                              ___________

                              (Mark one)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

    Registrant's telephone number, including area code: (612) 373-
                                 8834

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,440,514 shares of Common Stock, $0.01 par value per share, as of November 10, 1997.

                      NRG GENERATING (U.S.) INC.
                               FORM 10-Q
                          September 30, 1997

                                 INDEX


                                                                         Page
Part I - Financial Information:

 Item 1.    Financial Statements                                           2

            Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                     2
            Consolidated Statements of Operations -
              Three months and nine months ended September 30, 1997
              and September 30, 1996                                       3
            Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1997 and September 30, 1996  4
            Notes to Consolidated Financial Statements                     5

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7


Part II - Other Information

 Item 1.    Legal Proceedings                                             14

 Item 6.    Exhibits and Reports on Form 8-K                              15

 Signature                                                                16

 Index to Exhibits                                                        17

                                PART 1
                         FINANCIAL INFORMATION


   Item 1.  FINANCIAL STATEMENTS

                      NRG GENERATING (U.S.) INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                ASSETS
                                                                   September 30,  December 31,
                                                                        1997          1996
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents....................................   $      831      $   3,187
  Restricted cash and cash equivalents.........................       10,679          8,174
  Accounts receivable, net.....................................       12,056         11,920
  Receivables from related parties.............................           63            186
  Notes receivable, current....................................           50          1,119
  Inventories..................................................        3,102          2,897
  Other current assets.........................................        1,025            992
    Total current assets.......................................       27,806         28,475

Property, plant and equipment, net.............................      128,335        132,203
Equipment held for sale........................................        1,598          2,628
Project development costs......................................          356            346
Notes receivable, noncurrent...................................            0             83
Investments in equity affiliates...............................        8,547          3,653
Deferred financing costs, net..................................        5,233          5,530
Other assets...................................................          636            706
    Total assets...............................................   $  172,511      $ 173,624



                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................   $    4,120      $   6,131
  Accounts payable and accrued interest due NRG Energy, Inc....        1,177          1,256
  Current portion of nonrecourse long-term debt................       10,711         10,820
  Accrued interest payable.....................................          314          1,104
  Prepetition liabilities......................................          538          1,433
  Short-term borrowings........................................        1,635          2,388
  Other current liabilities....................................        2,648          2,852
    Total current liabilities..................................       21,143         25,984

Loans due NRG Energy, Inc., net of current portion.............       19,288         14,388
Nonrecourse long-term debt, net of current portion.............      141,950        150,311
Deferred income taxes..........................................       13,404         13,404
Other noncurrent liabilities...................................            0             50
    Total liabilities..........................................      195,785        204,137

Stockholders' equity:
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................            0              0
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,474,814 shares issued, 6,440,514 shares
    outstanding as of September 30, 1997 and
    December 31, 1996..........................................           64             64
  Additional paid-in capital...................................       62,719         62,719
  Accumulated deficit..........................................      (85,593)       (92,944)
  Other........................................................         (464)          (352)
    Total stockholders' equity (deficit).......................      (23,274)       (30,513)

    Total liabilities and stockholders' equity (deficit).......   $  172,511      $ 173,624


The accompanying notes are an integral part of these consolidated financial statements.
                                     2

                      NRG GENERATING (U.S.) INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           (Dollars in thousands, except per share amounts)

                                                Three Months Ended              Nine Months Ended
                                          September 30,    September 30,  September 30,    September 30,
                                               1997             1996           1997             1996
REVENUES:
 Energy................................ $    11,030      $    11,564      $  32,423        $  42,188
 Equipment sales and services..........       5,243            6,552         14,435           19,577
 Rental revenues.......................         616              596          1,543            1,471
 Development fees and other............           0              997              0            2,119

                                             16,889           19,709         48,401           65,355

COST OF REVENUES:
 Cost of energy........................       3,462            4,155         10,694           28,467
 Cost of equipment sales and services..       4,425            5,222         11,986           16,614
 Cost of rental revenues...............         419              462          1,242            1,213
 Cost of development fees and other....           0              981              0            2,030

                                              8,306           10,820         23,922           48,324

   Gross profit........................       8,583            8,889         24,479           17,031

 Selling, general and
  administrative expenses..............       2,080            2,281          5,996           10,762

   Income from operations..............       6,503            6,608         18,483            6,269

 Interest and other income.............         184              167            616            1,177
 Reorganization costs..................           0                0              0           (8,251)
 Interest and debt expense.............      (3,670)          (3,374)       (11,001)         (12,921)

   Income (loss) before income taxes...       3,017            3,401          8,098          (13,726)

Provision for income taxes (benefit)...         224              238            747             (251)

   Income (loss) before
    extraordinary item.................       2,793            3,163          7,351          (13,475)

Extraordinary item, net of income
 taxes.................................           0            1,643              0            1,643

   Net income (loss)................... $     2,793      $     4,806      $   7,351        $ (11,832)

Net income (loss) per share before
 extraordinary item.................... $      0.42      $      0.50      $    1.10        $   (2.58)

Extraordinary item income per share.... $      0.00      $      0.25      $    0.00        $    0.31

Net income (loss) per share............ $      0.42      $      0.75      $    1.10        $   (2.27)


Weighted average shares outstanding....       6,693            6,422          6,661            5,217


The accompanying notes are an integral part of these consolidated financial statements.

                      NRG GENERATING (U.S.) INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        (Dollars in thousands)

                                                                         Nine Months Ended
                                                                   September 30,  September 30,
                                                                       1997           1996

Cash Flows from Operating Activities:
 Net income (loss).............................................. $    7,351     $  (11,832)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Extraordinary item.........................................          0         (1,643)
     Depreciation and amortization..............................      5,425          6,074
     Amortization of debt discount and deferred financing costs.        297          1,403
     Deferred tax expense (benefit).............................          0           (958)
     Project development costs expensed.........................          0            180
     Bankruptcy fees accrued....................................          0         (1,899)
     Loss on disposition of property and equipment..............        585              0
     Other, net.................................................        (95)        (4,293)
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................       (253)         2,173
       Inventories.............................................        (280)         1,740
       Receivables from related parties.........................        120            823
       Other assets.............................................        (59)            (1)
       Accounts payable and other current liabilities...........     (2,164)          (523)
       Accrued interest payable.................................       (770)        (4,626)

         Net cash provided by (used in) operating activities....     10,157        (13,382)

Cash Flows from Investing Activities:
 Capital expenditures...........................................     (1,636)           (12)
 Proceeds from disposition of property and equipment............        552              0
 Investment in equity affiliates................................     (4,900)             0
 Proceeds from sale of subsidiaries.............................          0          7,500
 Project development costs......................................        (15)        (1,718)
 Collections on notes receivable................................      1,152            790
 Deposits into restricted cash accounts, net....................     (2,505)        (4,336)
 Other, net.....................................................          0            260

         Net cash (used in) provided by investing activities....     (7,352)         2,484

Cash Flows from Financing Activities:
 Proceeds from NRG Energy, Inc. loans...........................      4,900        125,078
 Proceeds from long-term debt...................................          0        155,226
 Repayments of NRG Energy, Inc. loans...........................          0       (113,689)
 Repayments of long-term debt...................................     (8,455)       (89,244)
 NRG capital contribution.......................................          0         21,178
 Net proceeds (repayments) of short-term borrowings.............       (711)           636
 Payments on prepetition liabilities............................       (895)       (70,180)
 Deferred financing costs.......................................          0         (5,708)
 Redemption of preferred shares.................................          0         (4,957)
 Preferred dividends paid.......................................          0            (57)

         Net cash (used in) provided by financing activities....     (5,161)        18,283

Net (decrease) increase in cash and cash equivalents............     (2,356)         7,385
Cash and cash equivalents, beginning of period..................      3,187          3,132
Cash and cash equivalents, end of period........................ $      831     $   10,517




Supplemental disclosure of cash flow information:
  Interest paid during the period..............................  $   12,500     $   12,921


The accompanying notes are an integral part of these consolidated financial statements.

                      NRG GENERATING (U.S.) INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          SEPTEMBER 30, 1997
                        (Dollars in thousands)

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

   Net Income (Loss) Per Share

    Net  income (loss) per share is calculated by dividing  net  income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and restricted stock computed using the treasury stock method.

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

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          SEPTEMBER 30, 1997
                        (Dollars in thousands)

2. LOANS DUE NRG ENERGY, INC.

   The loan balance due to NRG Energy, Inc. ("NRG Energy") on September 30, 1997 is $19,288. Of this balance, $14,388 has a maturity date of April 30, 2001 and $4,900 has a maturity date of June 30, 2005. The $4,900 amount was borrowed under a $10,000 loan agreement between NRGG (Schuylkill) Cogeneration, Inc. ("NSC"), a wholly-owned subsidiary of the Company, and NRG Energy. This loan agreement provides funding for the NSC capital contribution obligation to the Grays Ferry Cogeneration Partnership, for the purpose of developing, constructing, owning, maintaining and operating a 150 megawatt ("MW") natural gas and oil fired cogeneration facility to produce steam and electricity in Philadelphia.

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

   The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross profit margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its Newark and Parlin Projects. Under the amended PPAs, JCP&L is responsible for all fuel supply and delivery. Under the prior PPAs the Company was responsible for such costs which were reflected in energy revenues and costs. The Company believes that this change in the PPAs has and will in the future reduce volatility in gross margins by eliminating the Company's exposure to fluctuations in the price of natural gas. Although energy revenues as well as the cost of energy revenues are expected to decline under the amended PPAs, the Company does not expect the changes made to the PPAs to have a material impact on its operating gross margins over time. However, there can be no assurance that any of the foregoing steps will improve or maintain gross profit margins in the future.

    Both  the  Newark and Parlin Projects were previously certified  as
qualifying   facilities  ("QFs")  by  the  Federal  Energy   Regulatory
Commission ("FERC") under the Public Utility Regulatory Policies Act of
1978  ("PURPA").   The  effect of QF status is generally  to  exempt  a
project's owners from relevant provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935 ("PUHCA"), and state utility-
type  regulation.   However,  as  permitted  under  the  terms  of  its
renegotiated PPAs, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish the Parlin Project's claim to QF status. The FERC approved Parlin's rates effective April 30, 1996 and has determined Parlin to be an exempt wholesale generator ("EWG"). As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does
not  subject  the  Company to regulation under PUHCA.   Finally,  as  a
seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, the Company believes that Parlin complies with all applicable requirements of state utility law.

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

Revenues

   Energy revenues for the third quarter 1997 of $11,030 decreased from revenues of $11,564 for the comparable period in 1996. Energy revenues for the first nine months of 1997 of $32,423 decreased from $42,188 for the comparable period in 1996. Energy revenues primarily reflect billings associated with the Parlin and Newark Projects and the Company's Philadelphia Water Department standby project. The 1996 periods presented also included revenues associated with landfill gas operations, which the Company sold April 30, 1996. The decrease in energy revenues in the quarter as compared to the same period one year ago was primarily attributable to discretionary curtailments imposed by JCP&L at the Newark cogeneration facility of 416 hours versus 180 hours in the comparable 1996 quarter. Under the PPA that the Company has with JCP&L on the Newark facility, JCP&L is entitled to curtail the facility for 700 hours per year on a discretionary basis. The decrease in energy revenues in the nine months ended September 30, 1997 as compared to the same period one year ago was primarily attributable to the discretionary curtailments imposed at the Newark cogeneration facility and the amended PPAs affecting both Parlin and Newark. The

Company does not anticipate that such discretionary curtailments will have a significant impact on revenues in the fourth quarter.

    Revenues recognized at Parlin and Newark were $6,170 and $3,791 for the third quarter 1997 and $5,803 and $4,708 for the comparable period in 1996, respectively. Revenues recognized at Parlin and Newark were $16,776 and $12,500 for the first nine months of 1997 and $21,835 and $17,053 for the comparable period in 1996, respectively. The decrease was primarily due to the discretionary curtailments imposed at the Newark cogeneration facility and the amended PPAs.

    Energy revenues from the Company's Philadelphia Water Department standby facility project for the third quarter 1997 of $1,069 increased from $1,053 for the comparable period in 1996. Energy revenues from this project for the first nine months of 1997 of $3,147 increased from $3,084 for the comparable period in 1996. Energy revenues from the Company's landfill gas projects for the third quarter and first four months of 1996 were none and $216, respectively. On April 30, 1996, the landfill gas projects were sold to NRG Energy.

    Equipment sales and services revenues for the third quarter 1997 of $5,243 decreased from $6,552 for the comparable period in 1996. Equipment sales and services revenues for the first nine months of 1997 of $14,435 decreased from $19,577 for the comparable period in 1996. The revenue decrease in the quarter and nine month periods ended
September 30, 1997 from the comparable periods one year ago was primarily attributable to the sale of the Company's American Hydrotherm business in December 1996.

   OES equipment sales and services revenues for the third quarter 1997 of $1,538 increased from revenues of $922 for the quarter ended September 30, 1996. OES equipment sales and services revenues for the first nine months of 1997 of $4,266 increased from $2,991 in the nine months ended September 30, 1996. The increase was primarily due to higher sales volume. As noted above, American Hydrotherm, which had revenues of $1,238 and $4,776 for the quarter and nine months ended September 30, 1996, respectively, was sold in December 1996. Puma equipment sales and services revenues for the third quarter 1997 of $3,705 decreased from $4,392 for the quarter ended September 30, 1996. Puma equipment sales and services revenues for the first nine months of 1997 of $10,169 decreased from $11,810 in the nine months ended September 30, 1996. The decrease was primarily due to the unfavorable impact of foreign currency rates in some of Puma's Asian markets.

    Rental revenues for the third quarter 1997 of $616 increased from $596 for the quarter ended September 30, 1996. Rental revenues for the first nine months of 1997 of $1,543 increased from $1,471 in the nine months ended September 30, 1996. The deviations in each case were due primarily to fluctuations in sales volume.

    There were no development fees and other revenues for the third quarter and first nine months of 1997 compared to $997 and $2,119, respectively, for the comparable periods of 1996. The decrease was primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership. These contract rights were assigned in January 1997 to NRG Energy in a transaction that was approved by the Independent Directors Committee of the Board of Directors.

Costs and Expenses

    Cost of energy revenues for the third quarter 1997 of $3,462 decreased from $4,155 for the quarter ended September 30, 1996. Cost of energy revenues for the first nine months of 1997 of $10,694 decreased from $28,467 in the nine months ended September 30, 1996. The decreases were primarily the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the Parlin and Newark facilities.

    Cost of equipment sales and services for the third quarter 1997 of $4,425 decreased from $5,222 for the quarter ended September 30, 1996. Cost of equipment sales and services for the first nine months of 1997 of $11,986 decreased from $16,614 in the nine months ended September
30, 1996. The decreases were primarily due to lower costs from the Puma operations and the sale of American Hydrotherm.

   Cost of rental revenues for the third quarter 1997 of $419 decreased from $462 for the quarter ended September 30, 1996. Cost of rental revenues for the first nine months of 1997 of $1,242 increased from $1,213 in the nine months ended September 30, 1996. The deviation for each comparable period was due primarily to fluctuations in sales volume.

    There were no costs of development fees and other for the third quarter and first nine months of 1997 compared to $981 and $2,030 for the comparable periods of 1996, respectively. The decrease was primarily attributable to the Company's assignment of contract rights for the sale of gas to the Artesia Cogeneration partnership.

    The Company's gross profit for the third quarter 1997 of $8,583 (50.8% of sales) decreased from the quarter ended September 30, 1996 gross profit of $8,889 (45.1% of sales). Gross profit for the first nine months of 1997 of $24,479 (50.6% of sales) increased from gross profit of $17,031 (26.1% of sales) for the nine months ended September 30, 1996. The gross profit increases, as a percent of revenue, were primarily attributable to results from the energy segment, including particularly fluctuations in the recovery of fuel costs through energy revenues under the Parlin and Newark Project PPAs in effect until April 30, 1996.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses ("SG&A") for the third quarter 1997 of $2,080 decreased from $2,281 for the quarter ended September 30, 1996. SG&A for the first nine months of 1997 of $5,996 decreased from $10,762 for the nine months ended September 30, 1996. The reduction for the first nine months of 1996 was primarily due to a $3,100 cost incurred to terminate the interest rate swap agreement in connection with the refinancing of Parlin nonrecourse project debt. Fiscal 1997 SG&A expenses benefited from lower payroll costs and related tax costs as well as reduced insurance expenses and legal fees.

Interest and Other Income

    Interest and other income for the third quarter 1997 of $184 increased from interest and other income of $167 for the quarter ended September 30, 1996. Interest and other income for the first nine months of 1997 of $616 decreased from interest and other income of $1,177 for the nine months ended September 30, 1996. The decrease for the comparable nine month periods was primarily attributable to a one time gain of $1,000 in the quarter ended March 31, 1996 for the admission of a third partner into the Grays Ferry Partnership offset in part by the net costs associated with the sale of the landfill gas projects.

    During the first quarter of 1997 the Company recognized a gain from the sale of its interest in a development project in Pakistan. This gain was offset by a loss on the sale of unused equipment and fees paid by the Company to Wexford Management LLC under the Liquidating Asset Management Agreement.

Reorganization Costs

    Reorganization costs represent all costs incurred after filing for bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for the nine months ended September 30, 1996 were $8,251 and none were incurred in the nine months ended September 30, 1997. These costs consist primarily of professional and administrative fees and expenses.

Interest and Debt Expense

    Interest and debt expense for the third quarter 1997 of $3,670 increased from third quarter 1996 interest and debt expense of $3,374. Interest and debt expense for the first nine months of 1997 of $11,001 decreased from interest and debt expense of $12,921 for the nine months ended September 30, 1996. The increase for the comparable quarters was primarily attributable to interest expense on the NRG loan. The decrease in the nine month periods was due primarily to post-petition interest on prepetition liabilities included in the nine month period ended September 30, 1996, offset in part by the interest expense on the NRG loan. In addition, the average interest rate was lower in the nine month period ended September 30, 1997 than in the comparable period one year ago due to the refinancing of the Newark and Parlin Projects.

Extraordinary Item

    During the quarter ended September 30, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

Income Taxes

   The provision for income taxes for the quarter and nine months ended September 30, 1997 relates primarily to state income taxes on earnings of the Company's subsidiaries.

Net Income (Loss) Per Share

    Net  income (loss) per share is calculated by dividing  net  income
(loss) by the weighted average shares of common stock and common stock equivalents outstanding. Fully dilutive net income (loss) per share is not presented because conversion of any common stock equivalents does not have a material dilutive effect on reported net income (loss) per share. Weighted average shares increased for the quarter and nine month periods ended September 30, 1997 from the comparable periods one year ago primarily due to the purchase of 2,710,357 common shares by NRG Energy on April 30, 1996 and due to the issuance of stock options under the 1996 Stock Option Plan and 1997 Stock Option Plan.

Liquidity and Capital Resources

    In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $145,351 was outstanding at September 30, 1997) and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on the 50% portion of the principal amount outstanding at 6.9% plus the margin.

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

    NRG Energy has entered into a loan commitment to provide NSC the funding, if needed, for the NSC capital contribution obligation to the Grays Ferry Partnership. At September 30, 1997, NSC had borrowed $4,900 from NRG Energy under this loan agreement and contributed the proceeds to the Grays Ferry Partnership.

   In connection with this loan commitment for the Grays Ferry Project, the Company granted NRG Energy the right to convert $3,000 of borrowings under the commitment into 356,255 shares of common stock of the Company. At September 30, 1997, no such borrowings had been converted into common stock. Subsequent to such date NRG Energy exercised such conversion right in full, thereby reducing the amount outstanding under such commitment 10 $1,900.

    At September 30, 1997, loans of $14,388 remained outstanding to NRG Energy under another loan agreement.

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

    To facilitate the Company's ability to acquire ownership interests which may be offered pursuant to its Co-Investment Agreement, NRG Energy has agreed to finance the Company's purchase of such ownership interests at commercially competitive terms to the extent funds are unavailable to the Company on comparable terms from other sources. Any such financing provided by NRG Energy under the terms of the Co-
Investment Agreement is required to be recourse to the Company and secured by a lien on the ownership interest acquired. Such financing also is required to be repaid from the net proceeds received by the Company from offerings of equity or debt securities of the Company (when market conditions permit such offerings to be made on favorable terms) after taking into account the working capital and other cash requirements of the Company as determined by its Board of Directors.

    The Company has been offered, and is currently evaluating the investment in two projects by NRG Energy pursuant to the Co-Investment Agreement. The Company is in negotiations with NRG Energy on whether and on what terms such transaction will be accepted by the Company. There can be no assurance that either project will be accepted by the Company.

    The Company's Board of Directors has decided not to liquidate the Philadelphia Cogeneration Project, which was identified in the Liquidating Asset Management Agreement. As a result of this decision, Wexford Management LLC received compensation in accordance with the terms of the Liquidating Asset Management Agreement during the quarter ending September 30, 1997. The Company is continuing its strategic analysis regarding its investment in the Company's equipment sales, rental and services businesses.

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

                                PART II

                           OTHER INFORMATION


ITEM 1  Legal Proceedings.

    Except as disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, there were no material developments in any litigation disclosed in the Company's interim report on Form 10-K for the period ended December 31, 1996 during the period covered by this report. The Company is party to other legal proceedings, but the Company believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.

ITEM 6  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

        The "Index to Exhibits" following the signature page is incorporated herein by reference.

     (b)  Reports on Form 8-K

        The following Reports on Form 8-K were filed by the registrant during the fiscal quarter ended September 30, 1997:

        None.

                               SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               NRG GENERATING (U.S.), INC.
                                     Registrant

Date:  November 13, 1997       By: /s/ Timothy P. Hunstad
                                       Timothy P. Hunstad
                      Vice President and Chief Financial Officer
                     (Principal Financial Officer and Duly Authorized Officer)

                           INDEX TO EXHIBITS


 3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

 3.2 Amended and Restated Bylaws of the Company.

10.1 NRG Generating (U. S.) Inc. 1997 Stock Option Plan filed as Appendix A to the Company's Proxy Statement dated April 24, 1997 and incorporated herein by this reference.

10.2 Employment Agreement dated March 28, 1997 between the Company and Robert T. Sherman, Jr.

11   Computation of Earnings Per Common Share

27   Financial Data Schedule (for SEC filing purposes only)