Form 10-K/A
period 1996-06-30
NRG GENERATING U S INC
filed 1997-12-19
CIK 795185

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                ___________

                                FORM 10-K/A

                             (Amendment No. 2)

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

X ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the fiscal year ended June 30, 1996

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ___________________________.

                      Commission File Number:  1-9208

                        NRG GENERATING (U.S.) INC.
          (Exact name of registrant as specified in its charter)

              Delaware                               59-2076187
(State  or  other jurisdiction of incorporation or organization)    (I.R.S.
Employer Identification No.)

1221 Nicollet Mall, Suite 610, Minneapolis, Minnesota  55403     (612) 373-
8834
(Address   of   principal   executive   offices)               (Zip   Code)
(Telephone number, including area code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      As of December 12, 1997, there were outstanding 6,836,769 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $63,720,000.

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

     Signature                    Title                   Date

/s/ Robert T. Sherman         President and        December 15, 1997
By:  Robert T. Sherman, Jr.   Chief Executive Officer

/s/ Timothy P. Hunstad        Vice President and   December 15, 1997
By:  Timothy P. Hunstad       Chief Financial Officer

/s/ Leonard Bluhm             Chairman of the      December 15, 1997
By:  Leonard A. Bluhm         Board of Directors

/s/ Lawrence Littman           Director            December 15, 1997
By:  Lawrence I. Littman

/s/ Craig A. Mataczynski       Director            December 15, 1997
By:  Craig A. Mataczynski

/s/ David H. Peterson          Director            December 15, 1997
By:  David H. Peterson

/s/ Spyros Skouras, Jr.        Director            December 15, 1997
By:  Spyros S. Skouras, Jr.

/s/ Charles Thayer             Director            December 15, 1997
By:  Charles J. Thayer

/s/ Ronald J. Will             Director            December 15, 1997
By:  Ronald J. Will

                             Index to Exhibits

Exhibit No.    Description
2.1** Composite Fourth Amended and Restated Plan of Reorganization for the Company dated January 31, 1996 and proposed by the Company, the Official Committee of Equity Security Holders, Wexford Management Corp. ("Wexford") and NRG Energy, Inc. ("NRG Energy").
2.2** Order confirming Composite Fourth Amended and Restated Plan of Reorganization for the Company proposed by the Company, the Official Committee of Equity Security Holders, Wexford and NRG Energy dated February 13, 1996 and entered on February 22, 1996 and filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.
2.3** Amended and Restated Stock Purchase and Reorganization Agreement dated January 31, 1996 between the Company and NRG Energy filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.
2.4** Letter Agreement dated April 26, 1996 between the Company and NRG Energy amending the Stock Purchase and Reorganization Agreement.
3.1** Amended and Restated Certificate of Incorporation of the Company. 3.2** Preferred Stock Certificate of Designation of the Company filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.
3.3** Bylaws of the Company filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.
10.1** Co-Investment Agreement dated April 30, 1996 between the Company and NRG Energy.
10.2.1** Chapter 11 Financing Agreement dated August 30, 1995 between the Company and NRG Energy.
10.2.2** Letter Agreement dated February 20, 1996 between the Company and NRG Energy amending the Chapter 11 Financing Agreement.
10.2.3** Letter Agreement dated April 30, 1996 between the Company and NRG Energy further amending the Chapter 11 Financing Agreement.
10.3** Liquidating Asset Management Agreement dated April 30, 1996 between the Company and Wexford.
10.4** Management Services Agreement dated as of January 31, 1996 between the Company and NRG Energy.
10.5.1**  Loan  Agreement dated April 30, 1996 between the Company and  NRG
          Energy.

10.5.2** Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $45,000,000.
10.6.1** Supplemental Loan Agreement dated April 30, 1996 between NRG Energy and the Company.
10.6.2** Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $15,855,545.25.
10.7.1 NRG Newark Cogen Loan Agreement dated April 30, 1996 between NRG Energy and the Company.
10.7.2** Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $24,000,000.
10.8.1**  Credit  Agreement  dated  May  17, 1996  between  NRG  Generating
          (Newark) Cogeneration Inc. ("NRGG Newark"), NRG Generating (Parlin) Cogeneration Inc. ("NRGG Parlin"), Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.
10.8.2** Amendment No. 1 to the Credit Agreement dated June 28, 1996 between NRG Generating (Newark) Inc., NRG Generating (Newark) Inc. and Credit Suisse, Greenwich Funding Corporation and any Purchase Lender (as defined therein).
10.8.3** Stock Pledge Agreement dated June 28, 1996 between the Company as Pledgor and Credit Suisse.
10.8.4** Guaranty dated as of May 17, 1996 by NRG Energy, as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.
10.8.5** Guaranty dated as of June 28, 1996 by the Company as Guarantor to Credit Suisse as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders under the Credit Agreement.
10.8.6** Tax Indemnification Agreement dated June 28, 1996 between the Company, NRGG Newark, NRGG Parlin and Credit Suisse.
10.8.7** Assignment and Security Agreement dated June 28, 1996 between NRGG Parlin and Credit Suisse
10.8.8 Amended and Restated Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 28, 1996 between NRGG Newark and Credit Suisse
10.8.9 Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 28, 1996 between NRGG Parlin and Credit Suisse.
10.8.10** Interest  Rate Swap Agreement dated August 2, 1996  between  NRGG
          Newark, NRGG Parlin and Credit Suisse.
10.9.1 Loan Agreement dated March 8, 1996 between O'Brien (Schuylkill) Cogeneration Inc. and NRG Energy in connection with the Grays Ferry Partnership.

10.9.2 Option Agreement dated May 1, 1996 between O'Brien (Schuylkill) Cogeneration Inc. and NRG Energy.
10.10.1** Gas  Supply Agreement dated June 30, 1992 between the Company and
          The Philadelphia Municipal Authority (the "PMA") regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.2** Gas  Supply Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.3** Energy  Service Agreement dated June 30, 1992 between the Company and the PMA regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.4** Energy  Service Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.5** Stock  Purchase  Agreement dated November 12,  1993  between  the
          Company, OPC Acquisition, Inc. and BioGas Acquisition, Inc. and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by this reference.
10.10.6   Loan Agreement between the Company and PECO.
10.11.1** Long  Term  Power  Purchase Contract for Cogeneration  and  Small
          Power Production dated March 10, 1986 between the Company and Jersey Central Power and Light ("JCP&L") and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.
10.11.2** Letter Agreement dated June 2, 1986 between the Company and JCP&L amending the Long Term Power Purchase Contract.
10.11.3** Second Amendment to Power Purchase Agreement dated March 1,  1988 between the Company and JCP&L.
10.11.4** Letter  Agreement  dated April 30, 1996 between O'Brien  (Newark)
          Cogeneration, O'Brien (Parlin) Cogeneration and JCP&L.
10.11.5** Third Amendment to Power Purchase Agreement dated April 30,  1996 between O'Brien (Newark) Cogeneration and JCP&L.
10.14 Transmission Service and Interconnection Agreement dated November 17, 1987 between O'Brien Energy Systems, Inc. and Public Service Electric and Gas Company.

10.15.1 Steam Purchase Agreement dated October 3, 1986 between O'Brien Cogeneration IV, Inc. and Newark Boxboard Co.
10.15.2** Amendment  to  Steam  Purchase Agreement  dated  March  15,  1988 between O'Brien Cogeneration IV, Inc. and Newark Boxboard Co. 10.15.3** Amendment to Steam Purchase Agreement dated July 18, 1988 between
          O'Brien  (Newark) Cogeneration, Inc. and Newark Group Industries,
          Inc.
10.16.1 Operating and Maintenance Agreement dated May 1, 1996 between NRGG Newark and Stewart & Stevenson Operations, Inc.
10.16.2 Letter Agreement dated May 10, 1996 between the Company and Stewart & Stevenson Operations, Inc.
10.16.3 Letter Agreement dated May 20, 1996 between NRG Generating (Newark) Cogeneration and Stewart & Stevenson Operations, Inc.
10.17.1** Agreement  for Purchase and Sale of Electric Power dated  October
          20. 1986 between the Company and JCP&L and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.
10.17.2 First Amendment to Agreement for Purchase and Sale Electric Power dated June 11, 1991 between the Company and JCP&L.
10.17.3** Amended  and Restated Agreement for Purchase and Sale of Electric
          Power dated April 30, 1996 between O'Brien (Parlin) Cogeneration, Inc. and JCP&L.
10.17.4** Letter  Agreement  dated April 30, 1996 between O'Brien  (Parlin)
          Cogeneration, Inc. and JCP&L.
10.20.1** Steam  Purchase  Contract  dated December  8,  1986  between  the
          Company and E.I. du Pont de Nemours("E.I. du Pont") and Company. 10.20.2** Amendment No. 1 to Steam Purchase Contract dated January 12, 1988 between the Company and E.I. du Pont.
10.20.3** Letter Agreement dated July 25, 1988 between the Company and E.I.
          du Pont.
10.20.4** Amendment  No. 3 to Steam Purchase Agreement dated  December  12,
          1988 between the Company and E.I. du Pont.
10.20.5** Amendment  No. 4 to Steam Purchase Contract dated July  14,  1989 between the Company and E.I. du Pont.
10.20.6** Amendment  No.  5 to Steam Purchase Contract dated  February  16,
          1993 between the Company and E.I. du Pont.
10.21.1** Electricity Purchase Contract dated January 18, 1988 between  the
          Company and E.I. du Pont.
10.21.2** Electricity  Purchase  Contract  dated  April  30,  1996  between
          O'Brien (Parlin) Cogeneration Inc. and NRG Parlin Inc.

10.21.3** Assignment of Electricity Purchase Contract dated April 30,  1996 between O'Brien (Parlin) Cogeneration, Inc., NRG Parlin, Inc. and E.I. du Pont.
10.22.1 Operating & Maintenance Agreement dated May 1, 1996 between NRG Generating (Parlin) Cogeneration, Inc. and Stewart Stevenson Operations, Inc.
10.22.2 Agreement dated May 1, 1996 between the Company, NRGG Newark, NRGG Parlin and Stewart & Stevenson Operations, Inc.
10.22.3 Letter Agreement dated May 20, 1996 between NRG Generating (Parlin) Cogeneration, Inc. and Stewart & Stevenson Operations, Inc.
10.23**   Amended  and  Restated  Partnership  Agreement  of  Grays   Ferry
          Cogeneration Partnership ("Grays Ferry") dated March 1, 1996, between Adwin (Schuylkill) Cogeneration, Inc. ("Adwin Schuylkill"), O'Brien (Schuylkill) Cogeneration, Inc. ("O'Brien Schuylkill") and Trigen-Schuylkill Cogeneration, Inc. ("Trigen-Schuylkill").
10.24.1** Acquisition   Agreement  dated  March  1,  1996   between   Adwin
          Schuylkill, O'Brien Schuylkill and Trigen-Schuylkill.
10.24.2** Side  Agreement  dated  March 1, 1996 between  Adwin  Schuylkill,
          O'Brien Schuylkill and Trigen-Schuylkill.
10.25.1** Contingent  Capacity  Purchase  Addendum  to  the  Agreement  for
          Purchase of Electric Output (Phase I) dated September 17, 1993 between PECO and Grays Ferry.
10.25.2** Contingent  Capacity  Purchase  Addendum  to  the  Agreement  for
          Purchase of Electric Output (Phase II) dated September 17, 1993 between PECO and Grays Ferry.
10.25.3   Amendment Agreement dated January 31, 1994 between PECO and Grays
          Ferry.
10.25.4 Agreement for Purchase of Electric Output (Phase I) dated July 28, 1992 between PECO Energy Company ("PECO") and Grays Ferry.
10.25.5 Agreement for Purchase of Electric Output (Phase II) dated July 28, 1992 between PECO and Grays Ferry.
10.26.1** Amended and Restated Steam Purchase Agreement dated September 17,
          1993 among Philadelphia Thermal Energy Corporation ("PTEC"), Adwin Equipment Company ("Adwin"), O'Brien Environmental Energy, Inc. ("O'Brien") and Grays Ferry.
10.26.2** Amended and Restated Steam Venture Agreement dated September  17,
          1993 among PTEC, Philadelphia United Power Corporation ("PUPCO"), Adwin and O'Brien.
10.27.1 Amended and Restated Project Services and Development Agreement dated September 17, 1993 by and between PUPCO and Grays Ferry
                                   7

10.27.2** Consent  to  Assignment of Agreement dated March 1, 1996  between
          PUPCO,  Grays  Ferry  Cogeneration  Partnership  and  The   Chase
          Manhattan Bank, N.A.
10.28** Amended and Restated Site lease, dated September 17, 1993 between PTEC and Grays Ferry.
10.29     Newark Lease.
10.30     Parlin Lease.
10.31.1** NRG Generating (U.S.) Inc. 1996 Stock Option Plan dated September
          20, 1996 and filed as Appendix A to the Company's Proxy Statement dated October 28, 1996 and incorporated herein by reference.
10.31.2** Form of an Incentive Stock Option Agreement.
10.31.3** Form of a Nonqualified Stock Option Agreement.
10.31.4** Form   of  a  Nonemployee  Director  Nonqualified  Stock   Option
          Agreement.
10.32** Employment Agreement dated April 30, 1996 between the Company and Leonard A. Bluhm.
11**      Computation of Earnings
21**      List of Subsidiaries of the Registrant.
23.1**    Consent of Price Waterhouse LLP.
23.2**    Consent of Coopers & Lybrand LLP.
27**      Financial Data Schedule.

_____
**                        Previously filed.