Form 10-K/A
period 1996-12-31
NRG GENERATING U S INC
filed 1998-01-28
CIK 795185

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


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
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

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

      As of December 31, 1997, there were outstanding 6,836,769 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of such shares held by non-affiliates was $64,945,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.     X  Yes   No

The undersigned registrant (sometimes referred to herein as the "Company") hereby amends Item 14, the Index to Exhibits and the exhibits to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth below.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

3.     Exhibits

       The "Index to Exhibits" following the Consolidated Financial Statements of the Company and its subsidiaries in the registrant's Annual Report on Form 10-K, as filed, is amended and restated to substitute therefor the "Exhibit Index" which follows the signature page hereof, which is incorporated herein by reference.

                                 Signature

      In  accordance  with  Section 13 or 15(d) of the  Exchange  Act,  the
registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.

                         NRG GENERATING (U.S.) INC.

                         By:     /s/ Timothy P. Hunstad
                         Name:   Timothy P. Hunstad
                         Title:  Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                     Title                    Date

/s/ Robert T. Sherman         President and            January 28, 1998
By:  Robert T. Sherman, Jr.   Chief Executive Officer

/s/ Timothy P. Hunstad        Vice President and       January 28, 1998
By:  Timothy P. Hunstad       Chief Financial Officer

/s/ Leonard Bluhm             Chairman of the          January 19, 1998
By:  Leonard A. Bluhm         Board of Directors

/s/ Lawrence Littman           Director                January 28, 1998
By:  Lawrence I. Littman

/s/ Craig A. Mataczynski       Director                January 28, 1998
By:  Craig A. Mataczynski

/s/ David H. Peterson          Director                January 28, 1998
By:  David H. Peterson

/s/ Spyros Skouras, Jr.        Director                January 28, 1998
By:  Spyros S. Skouras, Jr.

/s/ Charles Thayer             Director                January 28, 1998
By:  Charles J. Thayer

/s/ Ronald J. Will             Director                January 28, 1998
By:  Ronald J. Will

                             Index to Exhibits

Exhibit   Description
No.
2.1 Composite Fourth Amended and Restated Plan of Reorganization for the Company dated January 31, 1996 and proposed by the Company, the Official Committee of Equity Security Holders, Wexford Management Corp. ("Wexford") and NRG Energy, Inc. ("NRG Energy") filed as Exhibit 2.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
2.2* Order confirming Composite Fourth Amended and Restated Plan of Reorganization for the Company proposed by the Company, the Official Committee of Equity Security Holders, Wexford and NRG Energy dated February 13, 1996 and entered on February 22, 1996 and filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.
2.3* Amended and Restated Stock Purchase and Reorganization Agreement dated January 31, 1996 between the Company and NRG Energy filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 and incorporated herein by this reference.
2.4 Letter Agreement dated April 26, 1996 between the Company and NRG Energy amending the Stock Purchase and Reorganization Agreement filed as Exhibit 2.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
3.2* Preferred Stock Certificate of Designation of the Company filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.
3.3* Bylaws of the Company filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.
10.1 Co-Investment Agreement dated April 30, 1996 between the Company and NRG Energy filed as Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.2.1 Chapter 11 Financing Agreement dated August 30, 1995 between the Company and NRG Energy filed as Exhibit 10.2.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.2.2 Letter Agreement dated February 20, 1996 between the Company and NRG Energy amending the Chapter 11 Financing Agreement filed as
          Exhibit 10.2.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.2.3 Letter Agreement dated April 30, 1996 between the Company and NRG Energy further amending the Chapter 11 Financing Agreement filed as Exhibit 10.2.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.3 Liquidating Asset Management Agreement dated April 30, 1996 between the Company and Wexford filed as Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.4 Management Services Agreement dated as of January 31, 1996 between the Company and NRG Energy filed as Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.5.1 Loan Agreement dated April 30, 1996 between the Company and NRG Energy filed as Exhibit 10.5.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.5.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $45,000,000 filed as Exhibit 10.5.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.6.1 Supplemental Loan Agreement dated April 30, 1996 between NRG Energy and the Company filed as Exhibit 10.6.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.6.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $15,855,545.25 filed as Exhibit 10.6.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.7.1 NRG Newark Cogen Loan Agreement dated April 30, 1996 between NRG Energy and the Company filed as Exhibit 10.7.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.7.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $24,000,000 filed as Exhibit 10.7.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.8.1    Credit  Agreement  dated  May  17, 1996  between  NRG  Generating
          (Newark) Cogeneration Inc. ("NRGG Newark"), NRG Generating (Parlin) Cogeneration Inc. ("NRGG Parlin"), Credit Suisse, Greenwich Funding Corporation and any Purchasing lender, as Lenders thereunder filed as Exhibit 10.8.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.2 Amendment No. 1 to the Credit Agreement dated June 28, 1996 between NRG Generating (Newark) Inc., NRG Generating (Newark) Inc. and Credit Suisse, Greenwich Funding Corporation and any Purchase Lender (as defined therein) filed as Exhibit 10.8.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.3 Stock Pledge Agreement dated June 28, 1996 between the Company as Pledgor and Credit Suisse filed as Exhibit 10.8.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.4 Guaranty dated as of May 17, 1996 by NRG Energy, as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing Lender, as Lenders under the Credit Agreement (as defined therein) filed as
          Exhibit 10.8.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.5 Guaranty dated as of June 28, 1996 by the Company as Guarantor to Credit Suisse as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing Lender, as Lenders under the Credit Agreement (as defined therein) filed as
          Exhibit 10.8.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.6 Tax Indemnification Agreement dated June 28, 1996 between the Company, NRGG Newark, NRGG Parlin and Credit Suisse filed as
          Exhibit 10.8.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.7 Assignment and Security Agreement dated June 28, 1996 between NRGG Parlin and Credit Suisse filed as Exhibit 10.8.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.8 Amended and Restated Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 28, 1996 between NRGG Newark and Credit Suisse filed as Exhibit 10.8.8 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.8.9 Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 28, 1996 between NRGG Parlin and Credit Suisse filed as Exhibit 10.8.9 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.8.10 Interest Rate Swap Agreement dated August 2, 1996 between NRGG Newark, NRGG Parlin and Credit Suisse filed as Exhibit 10.8.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.9.1 Loan Agreement dated March 8, 1996 between O'Brien (Schuylkill) Cogeneration Inc. and NRG Energy in connection with the Grays Ferry Partnership filed as Exhibit 10.9.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.9.2 Option Agreement dated May 1, 1996 between O'Brien (Schuylkill) Cogeneration Inc. and NRG Energy filed as Exhibit 10.9.2 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.10.1* Gas Supply Agreement dated June 30, 1992 between the Company and The Philadelphia Municipal Authority (the "PMA") regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.2* Gas Supply Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.3* Energy Service Agreement dated June 30, 1992 between the Company and the PMA regarding the NE Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.4* Energy Service Agreement dated June 30, 1992 between the Company and the PMA regarding the SW Plant (Philadelphia Project) and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by this reference.
10.10.5* Stock Purchase Agreement dated November 12, 1993 between the Company, OPC Acquisition, Inc. and BioGas Acquisition, Inc. and filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by this reference.

10.10.6   Loan  Agreement  between  the Company  and  PECO  Energy  Company
          ("PECO") filed as Exhibit 10.10.6 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.11.1* Long Term Power Purchase Contract for Cogeneration and Small Power Production dated March 10, 1986 between the Company and Jersey Central Power and Light ("JCP&L") and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.
10.11.2 Letter Agreement dated June 2, 1986 between the Company and JCP&L amending the Long Term Power Purchase Contract filed as Exhibit
          10.11.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.11.3 Second Amendment to Power Purchase Agreement dated March 1, 1988 between the Company and JCP&L filed as Exhibit 10.11.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.11.4 Letter Agreement dated April 30, 1996 between O'Brien (Newark) Cogeneration, O'Brien (Parlin) Cogeneration and JCP&L filed as
          Exhibit 10.11.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.11.5 Third Amendment to Power Purchase Agreement dated April 30, 1996 between O'Brien (Newark) Cogeneration and JCP&L filed as Exhibit
          10.11.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.12 Transmission Service and Interconnection Agreement dated November 17, 1987 between O'Brien Energy Systems, Inc. and Public Service Electric and Gas Company filed as Exhibit 10.14 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.13.1 Steam Purchase Agreement dated October 3, 1986 between O'Brien Cogeneration IV, Inc. and Newark Boxboard Co. filed as Exhibit
          10.15.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.13.2 Amendment to Steam Purchase Agreement dated March 15, 1988 between O'Brien Cogeneration IV, Inc. and Newark Boxboard Co filed as Exhibit 10.15.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.13.3 Amendment to Steam Purchase Agreement dated July 18, 1988 between O'Brien (Newark) Cogeneration, Inc. and Newark Group Industries, Inc. filed as Exhibit 10.15.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.14.1 Operating and Maintenance Agreement dated May 1, 1996 between NRGG Newark and Stewart & Stevenson Operations, Inc. filed as
          Exhibit 10.16.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference
10.14.2 Letter Agreement dated May 10, 1996 between the Company and Stewart & Stevenson Operations, Inc. filed as Exhibit 10.16.2 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.14.3 Letter Agreement dated May 20, 1996 between NRG Generating (Newark) Cogeneration and Stewart & Stevenson Operations, Inc. filed as Exhibit 10.16.3 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.15.1*  Agreement  for Purchase and Sale of Electric Power dated  October
          20. 1986 between the Company and JCP&L and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.
10.15.2 First Amendment to Agreement for Purchase and Sale Electric Power dated June 11, 1991 between the Company and JCP&L filed as
          Exhibit 10.17.2 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.15.3 Amended and Restated Agreement for Purchase and Sale of Electric Power dated April 30, 1996 between O'Brien (Parlin) Cogeneration, Inc. and JCP&L filed as Exhibit 10.17.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.15.4 Letter Agreement dated April 30, 1996 between O'Brien (Parlin) Cogeneration, Inc. and JCP&L filed as Exhibit 10.17.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.16.1 Steam Purchase Contract dated December 8, 1986 between the Company and E.I. du Pont de Nemours("E.I. du Pont") and Company filed as Exhibit 10.20.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.16.2 Amendment No. 1 to Steam Purchase Contract dated January 12, 1988 between the Company and E.I. du Pont filed as Exhibit 10.20.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.16.3 Letter Agreement dated July 25, 1988 between the Company and E.I. du Pont filed as Exhibit 10.20.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.16.4 Amendment No. 3 to Steam Purchase Agreement dated December 12, 1988 between the Company and E.I. du Pont filed as Exhibit
          10.20.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.16.5 Amendment No. 4 to Steam Purchase Contract dated July 14, 1989 between the Company and E.I. du Pont filed as Exhibit 10.20.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.16.6 Amendment No. 5 to Steam Purchase Contract dated February 16, 1993 between the Company and E.I. du Pont filed as Exhibit
          10.20.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.17.1 Electricity Purchase Contract dated January 18, 1988 between the Company and E.I. du Pont filed as Exhibit 10.21.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.17.2 Electricity Purchase Contract dated April 30, 1996 between O'Brien (Parlin) Cogeneration Inc. and NRG Parlin Inc. filed as
          Exhibit 10.21.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.17.3 Assignment of Electricity Purchase Contract dated April 30, 1996 between O'Brien (Parlin) Cogeneration, Inc., NRG Parlin, Inc. and E.I. du Pont filed as Exhibit 10.21.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.18.1 Operating & Maintenance Agreement dated May 1, 1996 between NRG Generating (Parlin) Cogeneration, Inc. and Stewart Stevenson Operations, Inc. filed as Exhibit 10.22.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.18.2 Agreement dated May 1, 1996 between the Company, NRGG Newark, NRGG Parlin and Stewart & Stevenson Operations, Inc. filed as
          Exhibit 10.22.2 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.18.3 Letter Agreement dated May 20, 1996 between NRG Generating (Parlin) Cogeneration, Inc. and Stewart & Stevenson Operations, Inc. filed as Exhibit 10.22.3 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.19     Amended  and  Restated  Partnership  Agreement  of  Grays   Ferry
          Cogeneration Partnership ("Grays Ferry") dated March 1, 1996, between Adwin (Schuylkill) Cogeneration, Inc. ("Adwin Schuylkill"), O'Brien (Schuylkill) Cogeneration, Inc. ("O'Brien Schuylkill") and Trigen-Schuylkill Cogeneration, Inc. ("Trigen-Schuylkill") filed as Exhibit 10.23 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.20.1 Acquisition Agreement dated March 1, 1996 between Adwin Schuylkill, O'Brien Schuylkill and Trigen-Schuylkill filed as
          Exhibit 10.24.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.20.2 Side Agreement dated March 1, 1996 between Adwin Schuylkill, O'Brien Schuylkill and Trigen-Schuylkill filed as Exhibit 10.24.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.21.1 Contingent Capacity Purchase Addendum to the Agreement for Purchase of Electric Output (Phase I) dated September 17, 1993 between PECO and Grays Ferry filed as Exhibit 10.25.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.21.2 Contingent Capacity Purchase Addendum to the Agreement for Purchase of Electric Output (Phase II) dated September 17, 1993 between PECO and Grays Ferry filed as Exhibit 10.25.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.21.3 Amendment Agreement dated January 31, 1994 between PECO and Grays Ferry filed as Exhibit 10.25.3 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.21.4 Agreement for Purchase of Electric Output (Phase I) dated July 28, 1992 between PECO and Grays Ferry filed as Exhibit 10.25.4 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.21.5 Agreement for Purchase of Electric Output (Phase II) dated July 28, 1992 between PECO and Grays Ferry filed as Exhibit 10.25.5 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.22.1 Amended and Restated Steam Purchase Agreement dated September 17, 1993 among Philadelphia Thermal Energy Corporation ("PTEC"), Adwin Equipment Company ("Adwin"), The Company and Grays Ferry filed as Exhibit 10.26.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.22.2 Amended and Restated Steam Venture Agreement dated September 17, 1993 among PTEC, Philadelphia United Power Corporation ("PUPCO"), Adwin and the Company filed as Exhibit 10.26.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.23.1 Amended and Restated Project Services and Development Agreement dated September 17, 1993 by and between PUPCO and Grays Ferry filed as Exhibit 10.27.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.23.2 Consent to Assignment of Agreement dated March 1, 1996 between PUPCO, Grays Ferry Cogeneration Partnership and The Chase Manhattan Bank, N.A. filed as Exhibit 10.27.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.24 Amended and Restated Site lease, dated September 17, 1993 between PTEC and Grays Ferry filed as Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.25 Newark Lease filed as Exhibit 10.29 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.26 Parlin Lease filed as Exhibit 10.30 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.27.1* NRG Generating (U.S.) Inc. 1996 Stock Option Plan dated September 20, 1996 and filed as Appendix A to the Company's Proxy Statement dated October 28, 1996 and incorporated herein by reference.
10.27.2   Form  of  an  Incentive Stock Option Agreement filed  as  Exhibit
          10.31.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.27.3   Form  of  a Nonqualified Stock Option Agreement filed as  Exhibit
          10.31.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.27.4 Form of a Nonemployee Director Nonqualified Stock Option Agreement filed as Exhibit 10.31.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
10.28 Employment Agreement dated April 30, 1996 between the Company and Leonard A. Bluhm filed as Exhibit 10.32 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.
21        List of Subsidiaries of the Registrant.*
23.1      Consent of Price Waterhouse LLP.*
23.2      Consent of Coopers & Lybrand LLP.*
27        Financial Data Schedule.*
_____
* Previously filed as an exhibit to this report on Form 10-K, as originally filed.