Form 10-K
period 1997-12-31
NRG GENERATING U S INC
filed 1998-03-31
CIK 795185

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                                 ----
                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

X ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
  EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1997

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

      As of March 18, 1998, there were outstanding 6,836,769 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of the shares of Common Stock held by non-affiliates of the Company was $51,466,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.  X Yes        No

                  Documents Incorporated By Reference

      The information required for the following items is incorporated by reference to the 1998 Definitive Proxy Statement of NRG Generating (U.S.) Inc.:

     Item 10 - Directors and Executive Officers of the Registrant
     Item 11 - Executive Compensation
               Item 12 - Security Ownership of Certain Beneficial Owners and Management
     Item 13 - Certain Relationships and Related Transactions


                           Table of Contents

                                                               Page
                                                              Number
Part I
     Item 1.Business                                               2
     Item 2.Properties                                            21
     Item 3.Legal Proceedings                                     21
     Item 4.Submission of Matters to a Vote of Security Holders   23

Part II
     Item 5.Market for the Registrant's Common Equity and Related
            Stockholder Matters                                   24
     Item 6.Selected Financial Data  26
     Item 7.Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   27
     Item 7A.Quantitative and Qualitative Disclosures about
            Market Risk                                           37
     Item 8.Financial Statements and Supplementary Data           37
     Item 9.Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   37

Part III
     Item 10.Directors and Executive Officers of the Registrant   38
     Item 11.Executive Compensation                               38
     Item 12.Security Ownership of Certain Beneficial Owners
             and Management                                       38
     Item 13.Certain Relationships and Related Transactions       38

Part IV
     Item 14.Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                          39

Consolidated Financial Statements                                F-1

Index to Exhibits                                                 41
                                PART I

ITEM 1.   BUSINESS.

      Certain of the statements made in this Item 1 and in other portions of this Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business - Risk Factors" herein. See "Business - Risk Factors - Risks Associated with Forward-Looking Statements."

General

     NRG Generating (U.S.) Inc. (referred to herein with its consolidated subsidiaries as "NRGG" or the "Company") is engaged primarily in the business of developing, owning and operating cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In addition to its energy business, the Company sells and rents power generation and cogeneration equipment through subsidiaries located in the United States and the United Kingdom. The Company currently is pursuing several avenues for the disposition of its equipment sales and rental business.

     In its role as a developer and owner of energy projects, the Company has developed the following projects in which it currently has an ownership interest:

          (a) The 52 megawatt ("MW") Newark Boxboard Project (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990;

          (b) The 122 MW E.I. du Pont de Nemours Parlin Project (the "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991;

          (c)    The  22  MW  Philadelphia  Cogeneration  Project  (the
          "Philadelphia   PWD  Project"),  located   in   Philadelphia,
          Pennsylvania, began operations in May 1993, and

          (d) The 150 MW Grays Ferry Cogeneration Project (the "Grays Ferry Project"), located in Philadelphia, Pennsylvania, began operations in January 1998. The Company owns a one-third interest in the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership"), which owns the Grays Ferry Project. As of the date of this Report, the Company and the Grays Ferry Partnership are in litigation with the electric power purchaser from the Grays Ferry Project over, among other things, the effectiveness of the applicable power purchase agreements. See "Item 3. Legal Proceedings."

     In December 1997, the Company acquired from NRG Energy, Inc. ("NRG Energy") a 117 MW steam and electricity cogeneration project located in Morris, Illinois (the "Morris Project").

The Morris Project is currently under construction with commercial operation currently expected to occur during the fourth quarter of 1998.

     Formerly known as O'Brien Environmental Energy, Inc. ("O'Brien"), the Company changed its name to NRG Generating (U.S.) Inc. in connection with its emergence from bankruptcy on April 30, 1996, under a plan of reorganization (the "Plan") approved by the U.S. Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). O'Brien had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 28, 1994. In connection with the consummation of the Plan, all of the shares of O'Brien Class A and Class B Common Stock were canceled and replaced by a new issue of NRGG common stock, par value $.01 per share (the "Common Stock"). In addition, NRG Energy advanced approximately $71.2 million under loan agreements with the Company and purchased approximately 41.86% of the Common Stock for aggregate consideration of approximately $21.2 million. NRG Energy also purchased certain subsidiaries of the Company for $7.5 million and funded a cash distribution to the O'Brien stockholders aggregating $7.5 million. NRG Energy's financial backing of the Plan enabled the Company to provide for full and immediate payment of all undisputed pre-petition claims as well as a provision for post-petition interest. In addition, pursuant to the Plan, NRG Energy and the Company entered into a Co-Investment Agreement (the "Co-Investment Agreement"), pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party.

     The Company was incorporated in Florida in 1981 and subsequently merged with a Delaware corporation in 1984. Prior to the merger, the Company was part of a group of several affiliated companies which had served the power generation market since 1915.

Independent Power Market Overview

      The independent power market (the market for power generated by companies other than traditional utilities) has evolved and is expected by the Company to continue to expand as a result of the growing need for new and replacement power capacity by electric utilities and industrial customers. Historically, regulated utilities in the United States have been the only producers of electric power intended primarily for sale to third parties. The increase in oil prices during the late 1970s and the increasing cost of constructing and financing large coal-fired or nuclear generating facilities along with the enactment of the Public Utility Regulatory Policies Act of 1978
("PURPA") created a favorable regulatory environment and favorable market conditions for the development of energy projects by companies other than electric utilities. The basic policy judgment behind the encouragement of the development of cogeneration facilities is that the United States' dependence on oil and natural gas resources should be reduced and that the very high incremental costs of large centralized power production facilities should be avoided. However, economic considerations remain the central issue affecting a decision to install a cogeneration project.

     PURPA provides significant incentives to developers of "qualifying facilities" under PURPA. It designates certain small power production (those utilizing renewable fuels and having a capacity of less than 80
MW) and certain cogeneration facilities as qualifying facilities eligible for various benefits under federal law, including exemption from many of the regulatory requirements applicable to electric utilities. In accordance with PURPA, the Company's projects with one exception are exempt as qualifying facilities, and its proposed projects are intended to be exempt, from rate, financial and similar regulation as a utility as long as they meet the requirements of a qualifying facility. These projects also benefit from regulations that require public utilities to purchase power generated by qualifying projects at the utilities' "avoided cost" (determined in accordance with a formula which varies from state to state but which is generally calculated based upon what the cost to the utility would be to generate the power itself or to purchase it from another source). Power purchase contracts generally must be approved by state public utility commissions. Since the Company benefits from PURPA, the Company's business could be adversely affected by a significant change in PURPA and could otherwise be materially impacted by decisions of federal, state and local legislative, judicial and regulatory bodies. See "Business - Regulation" and "- Risk Factors - Proposed Restructuring of the Electric Utility Industry."

       Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market for the ownership and operation of cogeneration projects. Many of these companies  have substantially greater resources and/or  access  to  the capital required to fund such activities than the Company. The Company's primary market is the development and ownership of industrial inside-the-fence cogeneration projects. A substantial portion of the electric output of these facilities may be sold to public utilities. Obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and the advent of deregulation in the electric utility market. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins on any future projects. Any such developments could have a material adverse effect on the Company's results of operations and financial condition. See "Business - Competition" and "- Risk Factors - Competition."

Products and Services

      During  the  fiscal  year ended December 31,  1997,  the  Company operated principally in two industry segments: (i) energy - the development and ownership of cogeneration projects, the development, ownership and operation of standby/peak shaving projects through wholly-owned subsidiaries and limited partnerships; and (ii) equipment sales, rentals and service - the sale and rental of power generating,
cogenerating   and  standby/peak  shaving  equipment   and   associated
services.   See  Note  16  of the Notes to the  Consolidated  Financial
Statements for financial information with respect to industry segments.

Energy Segment

     Overview

      Set forth below are descriptions of the Company's projects in operation as of December 31, 1997 and one additional project which commenced commercial operation in January 1998. Each of these projects is currently producing revenues through the sale of energy under long-term contracts. In connection with the obtaining of financing for its three cogeneration projects in operation, the Company or the owner of the project has obtained business interruption insurance and performance guarantees by the operators of the projects. These arrangements are negotiated and secured prior to commencement of operations of a project. Taken as a whole, these arrangements reduce the risks associated with any past and future equipment problems or unscheduled plant shutdowns. For example, in the event of an unscheduled breakdown, the Company or the owner of the project generally is entitled, pursuant to its business interruption insurance policy, to the net profit which it is prevented from earning from the particular project, including all charges and expenses which continue during the period of interruption, less the applicable deductible amounts. There can be no assurance, however, that such insurance or guarantees will sufficiently mitigate the risk of unforeseen contingencies. As of the date of this Report, the Company and the Grays Ferry Partnership are in litigation with the electric power purchaser from the Grays Ferry Project over, among other things, the effectiveness of the applicable power purchase agreements. See "Item 3. Legal Proceedings."


Name and Location    Rated    Approximate    Date of       Power                 Company's
    Of Project   Capacity (1) Capital Cost  Operation    Purchaser       Lender   Interest
                   (in MWs)   (in millions)
Cogeneration
Parlin              122.0       $112.0      June 1991     Jersey         Credit     100%
                                                          Central Power  Suisse(2)
                                                          Power & Light
                                                          Company
Newark               52.0         56.0      November 1990 Jersey         Credit     100%
                                                          Central        Suisse(2)
                                                          Power & Light
                                                          Company
Grays Ferry         150.0        160.0      January 1998  PECO Energy    Chase(3)   33.3%
                                                          Company
Standby/Peak
Shaving

Philadelphia         22.0         12.0      May 1993      Philadelphia     (4)       83%
                                                          Municipal
                                                          Authority
                     ____        _____
                    346.0       $340.0


(1) See   discussion  of  each particular  project which  follows for current contract production,  which may be less than  the  stated
    rated capacity.
(2) See Note 8 of the  Notes to the Consolidated Financial Statements.
(3) This  project  is  financed  under a  construction  loan which may be converted to a 15-year term loan. The Grays  Ferry  Partnership has  received  a  notice  of  default from the lender  under  this
    construction  loan    which    asserted default,  as  of the  date
    of  this Report, has  not been waived.
(4) This   project  is financed  under  the Company's revolving credit
    facility.  See  Note  8  of Notes to  the   Consolidated Financial
    Statements for a description of this facility.

      Cogeneration

      Cogeneration involves the sequential production of  two  or  more forms  of usable energy (e.g. electricity and thermal energy)  using  a single  fuel  source, thereby substantially increasing fuel efficiency.
The  key  elements  of a cogeneration project are permit  applications, contracts  for  sales of electricity and thermal energy,  contracts  or arrangements  for fuel supply, and project financing and  construction.
The  Company attempts to design and develop its projects so  that  they qualify  for  the benefits of PURPA, which exempts qualifying  projects from rate, financial and similar utility regulation and requires public
utilities  to purchase power generated by these projects.   Electricity
may  be  sold to utilities and end users of electrical power, including large  industrial facilities.  Thermal energy from cogeneration  plants may be sold to commercial enterprises and other



institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical and paper industries.

      The  Company has developed and currently has ownership  in  three cogeneration projects, the Newark, Parlin and the Grays Ferry Projects.
Natural  gas for the Newark and Parlin projects is provided  by  Jersey
Central  Power and Light Company ("JCP&L") as a part of its obligations under  the  terms  of its power purchase agreements ("PPAs")  with  NRG
Generating   (Newark)  Cogeneration  Inc.  ("NRGG  Newark")   and   NRG
Generating (Parlin) Cogeneration Inc. ("NRGG Parlin"), respectively, as renegotiated  effective April 30, 1996.  Previously, the  Company  bore the  risk of fluctuating natural gas prices.  In the case of the  Grays
Ferry Project, gas is currently being provided by purchases on the spot
market  by  the Grays Ferry fuel manager, Exelon Corporation.   Natural
gas  for  the  Grays Ferry Project will be provided  by  Aquila  Energy
Marketing Corporation under a 16-year gas sales agreement.

     Power Operations, Inc., a subsidiary of NRG Energy, is responsible for  the  operation and maintenance of the Newark and Parlin facilities under  long-term contracts.  Philadelphia United Power Corporation,  an affiliate  of one of the partners, has been engaged under  a  long-term contract  to  manage and perform all operation and maintenance  of  the
Grays  Ferry  Project.   See  "Item  7.   Management's  Discussion  and
Analysis of Financial Condition and Results of Operations."

      Newark Project. This 52 MW project, which commenced operation in November 1990, is 100%-owned by NRGG Newark, a wholly-owned subsidiary of the Company. The Newark Project is designed to operate continuously and to provide up to 75,000 lbs./hr. of steam to a recycled paper boxboard manufacturing plant owned by Newark Group, Inc., and 52 MW of electricity to JCP&L, each under agreements extending into the year
2015. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion of this project's refinancing. For the fiscal year ended December 31, 1997, this project accounted for approximately $17.3 million in gross revenues, representing approximately 27% of the Company's gross revenues.

     Parlin Project.  This 122 MW project, which commenced operation in
June  1991, is 100%-owned by NRGG Parlin, a wholly-owned subsidiary  of
the  Company.   The Parlin Project provides up to 120,000  lbs./hr.  of
steam  to a manufacturing plant in Parlin, New Jersey owned by E.I.  du
Pont  de  Nemours  and  Company ("E.I. du Pont"),  under  an  agreement extending  until 2021.  In addition, the project sells 41  MW  of  base electric power and up to 73 MW of dispatchable power to JCP&L, under an agreement with an initial term until 2011.  Finally, the project  sells up  to  9  MW  of  power  to NRG Parlin, Inc. ("NPI"),  a  wholly-owned subsidiary of NRG Energy.  NPI resells this power at retail to E.I.  du
Pont  under an agreement extending until 2021.  See Note 8 of the Notes to  the  Consolidated  Financial Statements for a  discussion  of  this project's  refinancing.  For the fiscal year ended December  31,  1997, this  project  accounted  for  approximately  $21.7  million  in  gross
revenues,  representing  approximately  33%  of  the  Company's   gross
revenues.   Parlin  is  also occasionally able to sell  marginal  power outside its PPA with JCP&L on a short-term basis.

      Grays  Ferry  Project.   This  150 MW  project,  which  commenced
operation   in  January  1998,  is  33.3%-owned  by  NRGG  (Schuylkill)
Cogeneration,  Inc.,  a wholly-owned subsidiary of  the  Company.   The
Company has executed a partnership agreement with an affiliate of  PECO
Energy  Company ("PECO") and an affiliate of Trigen Energy  Corporation
("Trigen")  to  jointly develop and own this project.  The  partnership has  executed a 25-year agreement with the Trigen-Philadelphia  Thermal
Energy  Corporation, a wholly owned subsidiary of Trigen, for the  sale of



steam  and  a  20-year agreement for the sale of electric  output  with
PECO.   The project began commercial operation in January 1998 and  did
not record any revenue in the fiscal year ended December 31, 1997.   As
of the date of this Report, the Company and the Grays Ferry Partnership are  in  litigation  with  PECO Energy over, among  other  things,  the
effectiveness of the applicable power purchase agreements.   See  "Item
3.  Legal  Proceedings" and Note 19 of the Notes  to  the  Consolidated
Financial Statements.

       Standby/Peak Shaving

       Standby/peak  shaving  projects  utilize  the  Company's   power
generation  equipment  as  a back-up source of  electricity  for  large electrical demand customers.  The availability of an alternative energy source  allows these customers to benefit from significantly discounted interruptible  energy tariffs from their primary electricity  provider.
The  standby/peak  shaving generators typically  will  be  required  to provide a specified amount of electricity during peak periods.

      Philadelphia PWD Project.  This 22 MW project, owned  by  O'Brien
(Philadelphia) Cogeneration, Inc. ("OPC"), commenced operations in  May
1993.  The Company owns an 83% interest in OPC, with the remaining  17%
interest  owned by an unrelated private investor.  See Note 18  to  the
Consolidated  Financial  Statements.   Pursuant  to  a  20-year  energy
service   agreement,   the   Philadelphia  Municipal   Authority   (the
"Authority")  has  the right to be supplied with 20 MW  of  electricity from  the  project at any time on one hour's notice.  In addition,  the project uses excess digester gas collected at the Authority's northeast and southwest Philadelphia plants to generate up to approximately 2  MW of  electricity which is delivered to the Authority pursuant to  a  10-
year power generation agreement.  In October 1998, the Authority's rate
structure  with its electrical utility is due to be renegotiated.   The
outcome  of  these  negotiations could adversely  affect  the  project.
However,   in  the  December  23,  1997  Pennsylvania  Public   Utility
Commission  order, PECO is to continue to offer the LILR tariff,  which is  the underlying rate structure between the Authority and PECO, until the  end  of the restructuring transition period (expected to  be  June
30th,  2007).  The facility was not called on to provide standby  power
in  1997.   For  the fiscal year ended December 31, 1997, this  project
accounted   for   approximately  $4.2  million   in   gross   revenues,
representing approximately 6% of the Company's gross revenues.

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

     The Company has determined that OES and Puma are not a part of its strategic  plan  for the future, and the Company is currently  pursuing
several   avenues  for  the  disposition  of  these  businesses.    The
disposition  of  these businesses is not expected to  have  a  material impact on the Company's financial position or results of operations.



      O'Brien Energy Services Company

      A  significant portion of the Company's equipment rental business is  attributable  to  the operations of OES.  The Company  rents  power generation  and cogeneration equipment to the construction, industrial, military,  transportation, mining, utility and  entertainment  markets.
In   addition   to  its  rental  business,  OES  sells  (i)   equipment
manufactured  by others to turnkey contractors in connection  with  the construction of the Company's projects, (ii) equipment purchased by  it for  projects  unrelated to those being developed by the  Company,  and
(iii)  equipment  purchased  and reconditioned  by  it.   Finally,  OES
provides  related services including the design, assembly,  repair  and
maintenance of permanent or standby power generation equipment.   On  a
national  level, the Company competes with a number of other companies.
In  addition,  there  are numerous local competitors  in  each  of  the geographic  areas in which the Company operates.  The Company  competes on  the  basis  of experience, service, price and depth of  its  rental fleet.

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

      The  revenues and operations of the Company's operations  in  the
United Kingdom disclosed below are attributable solely to the equipment
sales  and  services segment of the Company's business.   The  revenues
from  such operations accounted for in excess of 50% of that particular segment's revenue in the fiscal year ended December 31, 1997.
                                      Six Months
                                        Ended
                      December 31,    December 31,  June 30,     June 30,
                          1997            1996        1996         1995
                                          (In Thousands)
Revenues:
    United States     $  51,504       $  27,937    $  82,917    $  89,332
    United Kingdom       13,300          11,979       13,630       12,915
                      $  64,804       $  39,916    $  96,547    $ 102,247

Net Income (Loss):
    United States     $  23,236       $   6,087    $ (17,591)   $ (40,905)
    United Kingdom          116             336         (122)         (14)
                      $  23,352       $   6,423    $ (17,713)   $ (40,919)

Identifiable Assets:
    United States     $ 221,752       $ 164,631    $ 169,657    $ 179,793
    United Kingdom        6,142           8,993        8,505        9,955
                      $ 227,894       $ 173,624    $ 178,162    $ 189,748





Project Development Activities

General

      The  Company,  together  with  its subsidiaries  and  affiliates,
develops,  owns  and  operates  cogeneration  projects  which   produce
electricity and thermal energy for sale under long-term contracts  with
industrial  and  commercial  users  and  public  utilities.   Potential
project  structures  include (but are not limited to)  sole  ownership, general partnerships, limited partnerships, sale leaseback arrangements
and  other  forms  of joint venture or debt arrangements.   Development
activities  are  pursued  by  the Company's internal  management  team.
Under  a Co-Investment Agreement with NRG Energy, the Company also  may
acquire   ownership  interests  in  certain  power  projects  initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party.

      The Company sells the electricity produced by its projects pursuant to long-term contracts either on a "retail basis" to specific industrial and commercial users or on a "wholesale basis" to local public utilities. Presently, most of the electricity produced by the Company's projects in operation is sold on a wholesale basis. The mix of future energy sales may differ based upon future economic conditions and other circumstances.

Internal Project Development

     The  Company  has assembled a management team with  more  than  80
combined  years  of  experience  in  the  development,  financing   and
operation  of independent power projects.  The Company has formed  this team to pursue projects in the industrial inside-the-fence cogeneration market, focusing on natural gas projects in the United States in the 50
MW  to 300 MW size.  Internal project development activities will focus
on   greenfield   development,  acquisitions  of  operating   projects,
enhancement   of  current  projects  and  acquisitions  of   competitor
companies or portfolios.

Co-Investment Agreement with NRG Energy

      Pursuant  to  the Co-Investment Agreement, NRG Energy  agreed  to offer  to  the  Company ownership interests in certain  power  projects which  were initially developed by NRG Energy or with respect to  which
NRG  Energy  has  entered into a binding acquisition agreement  with  a
third   party.   If  any  eligible  project  reaches  certain  contract
milestones  (which  include the execution of a  binding  PPA  and  fuel supply  agreement and the completion of a feasibility  and  engineering study) by April 30, 2003, NRG Energy has agreed to offer to sell to the
Company  all  of  NRG  Energy's ownership  interest  in  such  project.
Eligible  projects  include,  with certain exceptions  and  exclusions, proposed  or  existing electric power plants within the  United  States which  NRG Energy initially develop or in which NRG Energy proposes  to acquire  an ownership interest. NRG Energy is obligated under  the  Co-
Investment  Agreement to offer to the Company, during  the  three  year period  ending  on  April 30, 1999, projects with an  aggregate  equity value of at least $60.0 million or a minimum of 150 net MW.  As of  the date  of this Report, ownership interests in projects with an aggregate of  more  than  130  net MW have been offered under  the  Co-Investment
Agreement, including the 117 net MW Morris Project.

     Among the exclusions from the Co-Investment Agreement are (i) any ownership interest in a project which is below a level that would cause the project (or its owners) to be in violation of the relevant power purchase agreement or applicable state or federal law upon the generation of electricity for sale by such project, (ii) any indirect ownership interest held by NRG Energy in an eligible project arising from NRG Energy's direct or indirect ownership of equity interests in the Company, (iii) any ownership interest in a facility below 25 MW in capacity, and (iv) any ownership interest that is retained in order to later be sold in an exempt transaction. Exempt transactions include (i) any sale or disposition of an ownership interest that is consummated as a result of a foreclosure or conveyance in lieu of foreclosure of liens or security interests, (ii) any sale or disposition of an ownership interest to a third party that is or will become a participant in the eligible project, where the obligation to sell the interest is incidental to the provision of services or the contribution of assets to the project and is created prior to the execution and delivery of a binding power purchase agreement and fuel supply agreement and the completion of an engineering and feasibility study with respect to the project, and (iii) any sale or disposition of an ownership interest as part of a larger transaction involving the sale of all or substantially all of the assets of NRG Energy or the sale of an equity interest in NRG Energy, provided that the person acquiring the ownership interest agrees to be bound by the Co-
Investment Agreement.

     In  December  1997,  a  wholly-owned  subsidiary  of  the  Company purchased the Morris Project from NRG Energy.  The Morris Project, with an  aggregate  of 117 net MW, had been offered under the  Co-Investment
Agreement.    The  Company  has  initiated  an  arbitration  proceeding
pursuant  to  the  terms of the Co-Investment Agreement  to  resolve  a dispute  with NRG Energy concerning the rights and obligations  of  the
Company  and  NRG Energy with respect to a 110 MW cogeneration  project which  the  Company contends NRG Energy agreed to sell to an  unrelated third  party  without fulfilling its obligations with respect  to  such
project  under  the  Co-Investment  Agreement.   See  "Item  3.   Legal
Proceedings."

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

      In light of the Company's internal development activities, the Company does not expect the Co-Investment Agreement to serve as the primary source of future project development activities.

Morris Project

     In December 1997, NRGG Funding Inc. ("NRGG Funding"), a wholly-owned subsidiary of the Company, completed its acquisition from NRG
Energy of all of NRG Energy's interest in a 117 MW project located in Morris, Illinois by acquiring 100% of the interests in NRG (Morris)
Cogen, LLC ("Morris LLC"). Morris LLC has the exclusive right to build and operate a cogeneration plant to be located in Morris, Illinois within a petrochemical manufacturing facility, which is owned by Equistar Chemicals LP ("Equistar"), a joint venture of Millennium
Chemicals Inc. and Lyondell Petrochemical Company. A 25-year agreement has been executed for the sale of steam and electric output from the project.  NRG Energy commenced construction of
the   Morris  Project  in  September  1997  with  commercial  operation currently expected to occur in the fourth quarter of 1998.

     NRGG Funding agreed to assume all of the obligations of NRG Energy and  to  provide future equity contributions to Morris  LLC  which  are limited  to  the  lesser  of 20% of the total  project  cost  or  $22.0
million.   NRG  Energy has guaranteed to the Morris  Project's  lenders that NRGG Funding will make these future equity contributions, and  the
Company has guaranteed to NRG Energy the obligation of NRGG Funding  to make  these  future equity contributions.  In addition, Morris  LLC  is obligated  to  pay NRG Energy $1.0 million as and when permitted  under the project's principal loan agreement.  Morris LLC has previously paid
$4.0 million to NRG Energy in connection with the financial closing  of the construction financing of the Morris Project.

     The Company intends to arrange financing (the terms and manner of which have not been determined by the Company) to fund the required future equity contributions to Morris LLC. NRG Energy is obligated under a Supplemental Loan Agreement between the Company, NRGG Funding and NRG Energy to loan NRGG Funding and the Company (as co-borrower) the full amount of such equity contributions by NRGG Funding, all at NRGG Funding's option. Any such loan will be secured by a lien on all of the membership interests of Morris LLC and will be fully recourse to NRGG Funding and the Company.

     Under  the  terms of its energy services agreement with  Equistar,
Morris  LLC  has granted to Equistar an option to purchase  the  Morris
Project  at  its  fair market value, as defined in  the  agreement,  at either  the  fifteenth  or  twentieth  anniversary  of  the  commercial
operations  date.   Equistar  also was granted  a  one-time  option  to
purchase  up  to a 10% membership interest in Morris LLC.  In  February
1998  Equistar gave notice of its intention to purchase  a  5%  passive
membership  interest.   Under  the terms  of  the  proposed  agreement,
Equistar  would acquire a 5% passive interest in Morris LLC in exchange for  the  assumption by Equistar of an obligation to  make  5%  of  the
required   equity  contributions  to  Morris  LLC,   expected   to   be
approximately $1.1 million.

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

Regulation

      In connection with the development and operation of its projects, the Company is significantly affected by federal, state and local energy and environmental laws and regulations.

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

      With  the  exception  of  the Parlin Project  and  parts  of  the
Philadelphia  PWD  Project,  all  of the  Company's  existing  electric generating  facilities are qualifying small power production facilities or  qualifying cogeneration facilities, as these terms are  defined  in
PURPA.  Pursuant to authority granted under PURPA, FERC has promulgated regulations  which  at  present generally exempt qualifying  facilities
from the Federal Power Act, the Public Utility Holding Company Act   of
1935 ("PUHCA") and state laws on electric utility regulation.

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

      The  environmental regulations likely to have the greatest impact on  the  Company's business and operations are air quality  regulations under  the  Clean Air Act.  All of NRGG's operating plants  perform  at levels  better than current federal performance standards mandated  for such  plants  under the Clean Air Act.  Based on the current  trend  of
environmental  regulation,  management  believes  that  this  area   of
regulation in the U.S. will become more strict.

      In November 1990, Congress passed the Clean Air Act Amendments of
1990 ("the 1990 Amendments").  The Environmental Protection Agency (the
"EPA") is still in the process of implementing the requirements mandated by the 1990 Amendments. In addition, the EPA and the states are in the process of revising existing requirements under the Clean
Air Act to make them more stringent.

      The 1990 Amendments require the EPA to establish technology-based
emission  standards  for hazardous air pollutants.   "Electric  utility
steam  generating units" that are greater than 25 MW are excluded  from regulation  while the EPA conducts a study of hazardous  air  pollutant emissions  from  these units to determine whether  such  regulation  is
"appropriate  and  necessary." The final report, which  was  issued  in
February  1998,  concluded that regulation of hazardous  air  pollutant emissions  from  those  units  is not necessary  with  a  few  possible exceptions.  The EPA has decided to conduct further studies of  certain utility emissions including mercury and will determine at a later  date whether regulation of those emissions is appropriate.  The EPA plans to issue  hazardous air pollutant regulations for combustion  sources  not included  within  the  scope  of  the  EPA's  electric  utility  study,
including  internal  combustion  engines,  by  November  2000.    These
regulations  may  also require the Company to meet  additional  control requirements.

      The  Company's  business and operations may also be  impacted  by changes  to existing regulations under the Clean Air Act.  For example, the  EPA and the states are in the process of developing more stringent emission  limitations to control ground-level ozone. In November  1997, the  EPA  proposed  a  rule that would require certain  states  in  the
Eastern  U.S.  to  make substantial reductions in  NOx  emissions.   If
finalized as proposed, this rule could result in new NOx emission standards being required by the affected states.  If more stringent NOx standards  are  adopted by certain states, NRGG could  be  required  to install  additional  NOx emission control technology  at  some  of  its
facilities.   In  addition, the EPA has revised  the  current  National
Ambient  Air  Quality Standards for ground-level ozone and  particulate matter  to  make  them  more stringent.  These new  standards  will  be
implemented  by  the  states over the next several  years.   Additional
control technology requirements may be imposed on existing NRGG  plants to  comply  with the new standards.  The Company does not believe  that the  effect  of any such additional requirements, if implemented,  will have a material adverse effect on its financial condition or results of operations.

     All projects in operation and under development are believed to be operating  in substantial compliance with or designed to meet currently applicable environmental requirements.  To date, compliance with  these environmental  regulations  has  not  had  a  material  effect  on  the
Company's   earnings  nor  has  it  required  the  Company  to   expend
significant capital expenditures.

Competition

     Many   organizations,   including  equipment   manufacturers   and
subsidiaries   of  utilities  and  contractors,  as   well   as   other
organizations  similar  to the Company, have entered  the  cogeneration
market.    Many  of  these  organizations  have  substantially  greater resources  than  the Company.  In addition, obtaining  power  contracts with  utilities has become more competitive with the increased  use  of competitive bidding procedures and the movement towards deregulation of the electricity energy market.  This increased competition may make  it more  difficult for the Company to secure future projects, may increase project  development  costs  and  may reduce  the  Company's  operating
margins.   In  addition,  increased  competition  is  leading  to   the
development of a market for merchant plants.  Merchant plants are power generation  facilities that sell all or a portion of their  electricity into  the  competitive market rather than pursuant to  long-term  power
sales  agreements.   The operation of a merchant plant  is  essentially
participation  in  a  commodity  market,  which  creates  certain  risk exposures,  including, among other things, underlying price volatility, credit  risk,  and variation in cash flows.  Even though  many  of  its potential  competitors have substantially greater  resources  than  the
Company,  management  believes  that its  experience,  particularly  if combined  with a strategic alliance with a third party with  regard  to larger projects, will enable it to compete effectively.

Principal Customer

      The Company derived 57%, 46%, 62% and 65% of its revenues in  the fiscal  year  ended  December 31, 1997, six months ended  December  31,
1996,  and the fiscal years ended June 30, 1996 and 1995, respectively, from  JCP&L  as  a  result of the operation of the  Newark  and  Parlin
facilities.   The  revenues from JCP&L, as a percent of  total  Company
revenues, are anticipated to decline in the future as new projects  are added to the Company's operations.

Employees

      As of December 31, 1997, the Company had approximately 110 full-time employees.



Patents

      The Company and its subsidiaries do not own any patents or trademarks.

Backlog

     Total production backlog relating to the Company's equipment sales, rental and services business was approximately $3.9 million and approximately $1.2 million at December 31, 1997 and 1996, respectively.

Risk Factors

Capital Requirements

     The Company's business is capital intensive.  The long-term growth of  the  Company,  which involves the development  and  acquisition  of additional power generation projects, will require the Company to  seek
substantial  funds  through  various forms  of  financing.   While  the
Company  is  provided  with  certain  rights  under  the  Co-Investment
Agreement  that may enable it to finance the acquisition  of  ownership interests in certain projects that may be offered by NRG Energy,  there can  be no assurance that the terms on which such financing may be made available will be satisfactory to the Company, and no financing will be made available under the Co-Investment Agreement for the development or acquisition of projects that are not offered to the Company pursuant to the  terms  of  such  agreement.  There can be no  assurance  that  the
Company  will  be  able  to  arrange the  financing  needed  for  these
additional  projects.   Moreover, limitations in the  Company's  credit
agreements  may  limit  its ability to finance  future  projects  on  a recourse  basis, thereby requiring the Company to finance  such  future projects on a substantially non-recourse basis.  The Company's  ability to  arrange  financing of additional projects  and the  costs  of  such capital  are dependent on numerous factors, including general  economic and capital market conditions, credit availability from banks and other
financial  institutions,  investor  confidence  in  the  Company,   its
partners  and in the independent power market, the success  of  current projects, the perceived quality of new projects and provisions  of  tax and securities laws that are conducive to raising capital in the manner desired.  If the Company is unable to secure such financing, or if  the terms  of  such  financing as may be available under the  Co-Investment
Agreement  are not satisfactory to the Company, its business  could  be materially  adversely affected.  Management believes  that  sources  of debt financing are available to finance future projects.  See "Business
- Project Development Activities."

Energy Price Fluctuations and Fuel Supply Costs

      The  Company's PPAs with utilities have typically contained,  and may in the future contain, price provisions which in part are linked to
the  utilities'  cost  of  generating electricity.   In  addition,  the
Company's fuel supply prices, with respect to future projects,  may  be fixed  in some cases or may be linked to fluctuations in energy prices.
These circumstances can result in high volatility in gross margins  and reduced operating income, either of which could have a material adverse effect  on  the Company's financial position or results of  operations.
Effective April 30, 1996, the Company renegotiated its PPAs with JCP&L, the  primary electricity purchaser from its Newark and Parlin Projects.
Under the new PPAs, JCP&L is responsible for all natural gas supply and
delivery.   Management  believes that this change  in  these  PPAs  has reduced  its  historical volatility in gross margins on  revenues  from such projects by eliminating the Company's exposure to



fluctuations in the price of natural gas that must be paid by its Newark and Parlin Projects. See "Item 7. Management's Discussion and
Analysis  of Financial Condition and Results of Operations - Costs  and
Expenses."

Project Development Risks

      The  development  of  cogeneration projects often  requires  many months or years to complete and involves a high degree of risk that any particular project will not be completed.  Among the principal elements involved  in developing projects are the selection of a site, obtaining commitments  from  others  to  purchase  electrical  power  and  steam, negotiating fuel supply arrangements, obtaining environmental and other governmental  permits  and approvals, arranging project  financing  and
turnkey  construction.   These objectives are  subject  to  a  host  of
uncertainties which in many instances cannot be anticipated.  Moreover, these  objectives often are achieved independently of one another,  and success  in  achieving  one objective does not  necessarily  result  in success  in  achieving others.  For example, the future growth  of  the
Company  is dependent, in part, upon the demand for significant amounts of  additional  or replacement electrical generating capacity  and  its ability  to  obtain  contracts to supply  portions  of  this  capacity.
However,  even  if  the  Company is successful in  the  development  or acquisition  of  an  interest in a project,  the  Company  may  require substantial  additional  debt or equity financing  for  such  projects, which additional financing may not be available on acceptable terms, if at all.

      During  the  period  that the Company was in bankruptcy,  project development  efforts virtually ceased.  Since emerging from  bankruptcy these efforts have resumed, both through the re-staffing of an internal development team and as a result of the Co-Investment Agreement.  There can  be  no assurance, however, that the Company will be able to obtain
satisfactory   projects   under   the   Co-Investment   Agreement   and
satisfactory  project  agreements,  construction  contracts,  necessary licenses and permits or satisfactory financing commitments or that  any of  the  projects discussed in this report or which otherwise might  be pursued  will ultimately be completed.  If its development efforts  are not  successful,  the Company may abandon a project under  development.
At  the  time of abandonment, the Company would expense all capitalized development  costs  incurred in connection therewith  and  could  incur additional  losses associated with any related contingent  liabilities.
Moreover,  most  acquisition agreements and power  purchase  agreements permit the seller or customer, respectively, to terminate the agreement or  impose penalties if the acquisition or operation of the project (as the  case  may  be) is not achieved by a specified date.  Any  material unremedied  delay in, or unsatisfactory completion of, construction  of the  Company's  projects could have a material adverse  effect  on  the
Company's  business  or financial condition.  See "Business  -  Project
Development Activities."

Dependence on Certain Customers and Projects

      The  Company's projects (including projects in which it may  make minority  investments) typically rely on a single  customer  or  a  few customers  to purchase all of a facility's output, in each  case  under long-term agreements that provide the support for any project debt used to  finance such facilities.  See "Business - Principal Customer."  The failure of any one customer to fulfill its contractual obligations to a facility  could  have  a  material adverse effect  on  such  facility's
financial  results.   As a result, the financial  performance  of  such
facilities is dependent on continued performance by customers of  their obligations  under such long-term agreements and, in addition,  on  the credit quality of the project's customers.  See "Item 3. Legal



Proceedings."   Regulatory  developments,  including  deregulation  and
industry  restructuring activity, may cause major customers to  attempt to renegotiate contracts or otherwise fail to perform their contractual obligations, which in turn could adversely affect the Company's results of operations.  In addition, major customers may attempt to renegotiate contracts or otherwise fail to perform their contractual obligations if changes in current economic conditions make the terms of such contracts less favorable to such customers.

Risks Involved in Making Minority Investments in Projects

      The  Company  currently conducts its business  primarily  through
subsidiaries.    However,   one  of  the  Company's   current   project
investments consists of a minority interest in a project entity  (i.e., the  Company beneficially owns 50% or less of the ownership interests), and  future investments in projects may also take the form of  minority
interests.   As  a  result,  the  Company's  ability  to  control   the
development,  construction, acquisition or operation of  such  projects may  be  limited.  The Company may be dependent on its co-investors  to construct  and/or to operate such projects.  There can be no  assurance that  such  co-investors  will  have  the  same  level  of  experience, technical expertise, human resources management and other attributes as
the  Company.   Any such co-investor may have conflicts  of  interests,
including  those  relating to its status as  a  provider  of  goods  or services  to,  or  a  purchaser of power or other  services  from,  the
project.   The  approval of its co-investors also may be  required  for distributions of funds from projects to the Company.

General Operating Uncertainties

      The operation of a power plant involves many risks, including the
breakdown   or  failure  of  power  generation  equipment,   pipelines,
transmission  lines or other equipment or processes, fuel interruption,
and  performance  below expected levels of output or efficiency.   Each
facility  may  depend  on a single or limited  number  of  entities  to purchase electricity or thermal energy, to supply water, to supply gas,
to  transport  gas, to dispose of wastes or to wheel electricity.   The
failure  of  any  such purchasing utility, steam  host,  water  or  gas supplier,  gas transporter, wheeling utility or other relevant  project participant  to  fulfill  its  contractual  obligations  could  have  a material adverse impact on the Company.

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




Proposed Restructuring of the Electric Utility Industry

      The  U.S.  Congress is considering legislation  to  repeal  PURPA entirely, or at least to repeal the obligation of utilities to purchase from  qualifying  facilities thereunder.  There is strong  support  for grandfathering  existing QF contracts if such legislation  is  enacted, and also support for requiring utilities to conduct competitive bidding for  new  electric  generation  if the  PURPA  purchase  obligation  is
eliminated.   Since  the  Company benefits from  PURPA,  the  Company's
business could be adversely affected by a significant change in  PURPA.
See  "Business  - Independent Power Market Overview," and  "Business  -
Regulation."

     Various bills have also proposed repeal of PUHCA.  Repeal of PUHCA would  allow both independent power producers and vertically integrated
utilities   to   acquire  retail  utilities  in  the  U.S.   that   are
geographically  widespread, as opposed to the  current  limitations  of
PUHCA  which generally require that retail electric systems be  capable of  physical integration.  Also, registered holding companies would  be free to acquire non-utility businesses, which they may not do now, with certain limited exceptions.

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

      In addition, the FERC, many state legislatures and public utility commissions  ("PUCs") and Congress are currently studying and  in  some cases  implementing  proposals  to  restructure  the  electric  utility industry  in  the  U.S.  to permit consumers to  choose  their  utility supplier  in  a  competitive electric energy market.  The  FERC  issued rules  in  1996  to require utilities to offer wholesale customers  and suppliers open access on their transmission lines on a comparable basis to  the  utilities' own use of the lines.  Virtually all investor-owned utilities  have  already  filed  "open  access  tariffs  for  wholesale
transmission."   The  utilities contend that they should  recover  from
departing  customers their fixed costs that will be "stranded"  by  the ability  of  their  wholesale customers (and perhaps eventually,  their
retail  customers)  to  choose  new electric  power  suppliers.   These
include the costs utilities are required to pay under many QF contracts which the utilities view as excessive when compared with current market
prices.   Many  utilities are therefore seeking  ways  to  lower  these contract  prices or rescind the contracts altogether,  out  of  concern that  their shareholders will be required to bear all or part  of  such
"stranded"  costs.   Some utilities have engaged in litigation  against
QFs to achieve these ends.  In addition, future U.S. electric rates may be  deregulated in a restructured U.S. electric utility  industry,  and increased  competition may result in lower rates and  less  profit  for
U.S.  electricity sellers.  Falling electricity prices and  uncertainty as  to  the  future  structure  of the  industry  are  inhibiting  U.S.
utilities  from entering into long-term power purchase  contracts.   At
the  state  level the New Jersey Board of Public Utilities ("BPU")  has issued  a  final  report  and  recommendation  for  introducing  retail
electric   competition  in  New  Jersey  beginning  in  October   1998.
Consistent with the BPU's recommendation General Public Utilities,  the parent  corporation of JCP&L, has filed a restructuring plan  with  the
BPU  seeking  the recovery of stranded costs including  costs  that  it
characterizes as stemming from purchased power commitments.   JCP&L  is
the  long  term purchaser of power from the Parlin and Newark Projects.
The  BPU  has  recently  released draft proposed  legislation  that  it believes  is  necessary to implement retail competition  fully  in  New
Jersey.



      In  Pennsylvania  the Pennsylvania General Assembly  enacted  the
Electricity Generation Customer Choice and Competition Act in  December
1996.   The Act provides for phased in retail competition and  stranded cost recovery implemented by the Pennsylvania Public Utility Commission
("PaPUC")  over several years. PECO Energy Company ("PECO"),  the  long term purchaser of power from the Grays Ferry Project, recently notified
Grays  Ferry  Cogeneration Partnership that  PECO  believes  the  power purchase  agreements  that it has with Grays Ferry  are  no  longer  in effect  based  on  the alleged denial of cost recovery  by  the  PaPUC.
Grays  Ferry  Cogeneration Partnership and other parties including  the
Company's wholly-owned subsidiary through which it owns its interest in the  Partnership have commenced litigation against PECO and  the  PaPUC
seeking   injunctive  relief  and  damages.   See   "Item   3.    Legal
Proceedings"  and  Note  19 of the Notes to the Consolidated  Financial
Statements.

      While the Company does not believe that ongoing federal and state restructuring efforts necessarily would have a material adverse effect on its financial position or results of operations, the long term effect of any such restructuring on the Company cannot be predicted at this time. See "Business - Regulation."

Environmental Law and Regulation

      The  Company and its projects are subject to a number of  complex and  stringent  environmental  laws  and  regulations,  affecting  many
aspects  of  its  present  and  future  operations.   These  laws   and
regulations  in  many cases require a lengthy and  complex  process  of obtaining licenses, permits and approvals from federal, state and local
agencies.   The  environmental regulations under  which  the  Company's projects operate are subject to amendment.  The Company cannot  predict what  effect compliance with such amendments may have on the  Company's business  or  operations.  Compliance could require modification  of  a project  and thereby increase its costs, extend its completion date  or otherwise  adversely affect a project before or after  its  completion.
See "Business - Environmental Regulations."

Risks Associated with Foreign Operations

      The  Company's foreign operations (currently consisting primarily of  its equipment sales and rental operations) are subject to the risks inherent  in doing business in foreign countries, including changes  in currency  exchange rates, currency restrictions, political changes  and expropriation.  Although it is impossible to predict the likelihood  of such  occurrences  or their effect on the Company, management  believes these  risks  to  be mitigated by the facts that the Company's  foreign activities  historically  have  not been  concentrated  in  any  single country  and  have  been conducted largely in Europe, which  management
believes  to be subject to fewer of such risks than other regions.   In
addition, the Company attempts to secure payment for export sales  with commercial  letters of credit or other secured means.  See "Business  -
Products and Services - Equipment Sales, Rentals and Services Segment."

History of Losses

     The Company reported net income of approximately $23.4 million and $6.4 million for the fiscal year ended December 31, 1997 and six months ended December 31, 1996, respectively. However, due in part to costs associated with its bankruptcy proceeding, the Company incurred losses of approximately $17.7 million and $40.9 million for the fiscal years ended June 30, 1996, and June 30, 1995, respectively. These losses had a material adverse effect on the Company's liquidity  and financial position and may continue to adversely  affect the Company's liquidity and results of operations in future periods by, among  other  things, rendering it more difficult for  the  Company  to raise  capital or otherwise to conduct project development  activities.
See  "Item  7.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations."

Influence by NRG Energy, Inc.

      NRG  Energy  holds approximately 45.21% of the  Company's  Common
Stock.  Four of the Company's eight directors are executive officers of
NRG Energy.  NRG Energy is a major domestic and international developer of independent power projects.  As a result, persons who simultaneously serve  as  directors or executive officers of the Company and directors or  executive  officers of NRG Energy may be subject  to  conflicts  of interest  with  respect to business opportunities or other  investments which may be of interest to both NRG Energy and the Company.  While the
Company's   Restated   Articles   of   Incorporation   impose   certain
supermajority   requirements   in  certain   circumstances,   and   the
Independent Directors Committee of the Board has exclusive jurisdiction
over   the   Company's   contractual  relations  and   other   material
transactions   with  NRG  Energy  (including  under  the  Co-Investment
Agreement),  NRG Energy's share ownership may permit it to  effectively control the outcome of matters which may be submitted to a vote of  the
shareholders, including the election of directors of the Company.   NRG
Energy also may exert significant influence over the Company's business and  affairs  through its representation on the Board of Directors  and its  other  relationships with the Company, including the Co-Investment
Agreement.   Moreover, NRG Energy, in its business  relationships  with the  Company and in its role as a shareholder of the Company, may  have interests  which  conflict  with those of  the  Company  under  certain
circumstances.   See "Business - Project Development Activities  -  Co-
Investment Agreement with NRG Energy."

Risks Associated with Forward-Looking Statements

       This  Form  10-K,  including  the  information  incorporated  by reference  herein,  contains  various  forward-looking  statements  and information that are based on the Company's beliefs and assumptions, as well  as information currently available to the Company.  From time  to time,  the  Company and its officers, directors or employees  may  make other  oral  or  written  statements  (including  statements  in  press
releases   or   other  announcements)  which  contain   forward-looking
statements  and  information.  Without limiting the generality  of  the foregoing,  the  words  "believe," "anticipate," "estimate,"  "expect,"
"intend,"  "plan," "seek" and similar expressions, when  used  in  this
Form  10-K  and  in  such other statements, are  intended  to  identify
forward-looking   statements.   All  forward-looking   statements   and
information in this Form 10-K are forward-looking statements within the meaning  of  Section 27A of the Securities Act and Section 21E  of  the
Securities  Exchange  Act and are intended to be covered  by  the  safe
harbors  created  thereby.   Such forward-looking  statements  are  not
guarantees   of   future  performance  and  are   subject   to   risks,
uncertainties  and  other factors that may cause  the  actual  results, performance  or  achievements of the Company to differ materially  from historical  results or from any results expressed or  implied  by  such forward-looking statements.  Such factors include, without  limitation, those  discussed above.  Many of such factors are beyond the  Company's ability  to  control or predict, and readers are cautioned not  to  put
undue   reliance  on  such  forward-looking  statements.   The  Company
disclaims  any  obligation  to  update or  review  any  forward-looking statements contained in this Report or in any statement referencing the risk  factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise.





ITEM 2.   PROPERTIES.

      The Company's corporate headquarters are located in Minneapolis, Minnesota.

      The headquarters for Puma's executive offices and its principal manufacturing facility are located in Ash, Canterbury, Kent, United
Kingdom.

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

      The Newark, Parlin, Grays Ferry and Morris project entities lease property  on  the  site of the Newark, Parlin, Grays Ferry  and  Morris cogeneration  facilities, respectively, from  the  commercial  user  of thermal  energy  for a nominal fee.  The term of the  lease  equals  or
exceeds  that of each respective thermal supply agreement.   Management
believes  that  the leased premises are suitable and adequate  for  the
Company's projects.

ITEM 3.   LEGAL PROCEEDINGS.

Litigation

      The Company or a subsidiary is party to the following legal proceedings:

1.   Stevens,  et  al. v. O'Brien Environmental Energy, Inc.,  et  al.,
     United   States  District  Court  for  the  Eastern  District   of
     Pennsylvania,  Civil Action No. 94-cv-4577, filed July  27,  1994.
     This  action was filed by certain purchasers of the Class A Common
     Stock  of  the Company's predecessor during the class  period  who
     allege  various  violations of the Federal securities  laws.   The
     Plaintiffs  claim  that  certain material  misrepresentations  and nondisclosures  concerning the Company's financial conditions  and prospects  allegedly caused the price of the Common  Stock  to  be
     artificially  inflated during the class period.   Management  does
     not  expect the outcome to have a material adverse effect  on  the
     Company.

2.   Blackman  and  Frantz  v. O'Brien, United States  District  Court,
     Eastern District of Pennsylvania, Civil Action No. 94-cv-5686, filed October 25, 1995. This action was filed by purchasers of O'Brien debentures during the class period. The Plaintiffs object to treatment of the class under the Bankruptcy Plan. This matter has been consolidated with the Stevens class action case described in paragraph number 1 above. Management does not expect the outcome to have a material adverse effect on the Company.

3.   In  re:  O'Brien  Environmental Energy, Case  No.  94-26723,  U.S.
     Bankruptcy  Court for the District of New Jersey, filed  September
     29, 1994.  Calpine Corporation ("Calpine"), an unsuccessful bidder for the acquisition of the debtor in the bankruptcy case, filed an
     application   for  allowance  of  an  administrative   claim   for
     approximately  $4.5 million in break-up fees and expenses  in  the bankruptcy case.  The Bankruptcy Court denied the



     application  in full, by order dated November 27,  1996.   Calpine
     filed  an  appeal  from the Bankruptcy Court's order  denying  its
     application.   The  appeal  has now been  fully  briefed  and  the
     parties  are awaiting a decision.  Management does not expect  the outcome  of its bankruptcy case to have a material adverse  effect on the Company.

4.   Grays    Ferry    Cogeneration   Partnership,    Trigen-Schuylkill
     Cogeneration,  Inc.,  NRGG  (Schuylkill)   Cogeneration  Inc.  and
     Trigen-Philadelphia  Energy  Corp. v. PECO Energy  Company,  Adwin
     (Schuylkill) Cogeneration,Inc. and the Pennsylvania Public Utility
     Commission,  the  United States  District Court  for  the  Eastern
     District  of  Pennsylvania,  Civil  Action  No. 98-CV-1243,  filed
     March 9,  1998.  This  action arose out  of PECO  Energy Company's
     ("PECO") notification to the Grays Ferry  Cogeneration Partnership
     (the  "Partnership")   that  PECO  believes  its  power   purchase
     agreements with the Partnership relating to the Grays Ferry Project are no longer effective and PECO's refusal to pay the  electricity rates set forth in the agreement based on its allegations that the
     Pennsylvania Public Utility Commission has denied cost recovery of the power  purchase  agreements  in  retail  electric  rates.  The
     Plaintiffs include, in addition to the Partnership, the  Company's wholly-owned subsidiary through which it owns its interest in  the
     Partnership  and  two  subsidiaries of Trigen  Energy  Corporation
     ("Trigen"), one of which subsidiaries is also a one-third owner of the Partnership. Defendant Adwin (Schuylkill) Cogeneration,Inc. is
     a subsidiary  of  PECO and also a partner in the  Partnership. The
     Plaintiffs are seeking to enjoin PECO from terminating  the  power purchase agreements and to compel PECO to pay the rates set  forth
     therein.   In addition, the Plaintiffs are seeking actual  damages
     against PECO  in an  amount in  excess of $200  million,  punitive damages and attorneys' fees and costs. The Plaintiffs have asserted
     claims   against  PECO and its  subsidiary which include breach of
     contract, breach of implied covenant of good faith and fair dealing, breach of  fiduciary duties and  tortious interference with a long-
     term contract  which one of the Trigen Plaintiffs has entered into
     for the sale of   steam to be produced predominantly  by the Grays
     Ferry Project. The lawsuit further  seeks to  compel PECO to  take the  necessary  actions  before the  Pennsylvania  Public  Utility
     Commission to seek recovery of its  costs under the power purchase agreements and to compel the Pennsylvania Public Utility Commission to allow cost recovery of the  power purchase agreements in PECO's retail  electric  rates.  On March  19, 1998, the  district  court dismissed the lawsuit for lack of subject matter jurisdiction.  On
     March 27, 1998, the Plaintiffs filed a motion  for reconsideration
     and leave to file an amended complaint.  As of the   date of  this
     Report, the Plaintiffs were awaiting the judge's decision   on the
     motion and reviewing their other legal options.

Arbitration

      On  January 30, 1998, the Company gave notice to NRG Energy of  a dispute  to  be  arbitrated pursuant to the terms of the  Co-Investment
Agreement.   With  certain  exceptions,  the  Co-Investment   Agreement
obligates  NRG  Energy  to  offer  to sell  to  the  Company  "eligible projects," which are defined in the Co-Investment Agreement as  certain facilities  which generate electricity for sale through the  combustion
of  natural  gas,  oil  or  any other fossil fuel.   The  Co-Investment
Agreement  provides  that  if NRG Energy offers  to  sell  an  eligible project  to  the  Company  and the Company  declines  to  purchase  the project, NRG Energy then has the right to sell the project to  a  third party  at a price which  equals or exceeds that offered to the Company.
See   "Business   -  Project  Development  Activities  -  Co-Investment
Agreement with NRG Energy."  In the arbitration proceeding, the Company contends that NRG Energy breached the Co-Investment Agreement by,









among other things, agreeing to sell to an affiliate of Oklahoma Gas and Electric Company, a 110 MW cogeneration project in Oklahoma, without fulfilling NRG Energy's commitment to offer the project to the Company at the same price. The Company intends to request specific performance of the Co-Investment Agreement. NRG Energy has advised the Company that it believes that it had no obligation to offer the project to the Company. Both parties have chosen their respective arbitrators and are awaiting the selection of a third arbitrator from the American
Arbitration Association.

      The Company is subject from time to time to various other claims that arise in the normal course of business, and management believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.



                            PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

      The Company's Common Stock has been quoted and traded under the symbol "NRGG" on the Nasdaq SmallCap Market from March 1997 to November
1997  and on the Nasdaq National Market since November 1997.  Prior  to
March 1997, the Company's Common Stock was not listed on an exchange or on the Nasdaq Stock Market but traded from time to time on the pink sheets and on the OTC Bulletin Board. The high and low sales prices of the Common Stock for the period from March 1997 to December 1997 are shown in the table below. Such prices may have reflected inter-dealer prices, without retail mark-ups, mark downs or commissions, and may not necessarily represent actual transactions.

        NRGG Common Stock Price Per Share Information for 1997
                                          Price Per Share ($)
        Period                              Low       High
        First Quarter (1)                 11.250     13.750
        Second Quarter                    11.125     16.000
        Third Quarter                     14.250     21.000
        Fourth Quarter                    18.000     22.375

(1)   The  Company's Common Stock began trading on the Nasdaq  SmallCap
Market on March 3, 1997. This information reflects the low and high prices during the period from March 3, 1997 to March 31, 1997.

     As of March 11, 1998, the Company had approximately 500 holders of record of its Common Stock, not including beneficial owners whose shares are held by banks, brokers and nominees.

      The  Company  presently intends to retain all  earnings  for  the operation and expansion of its business and does not anticipate  paying
cash  dividends  on  its Common Stock in the foreseeable  future.   Any
future determination as to the payment of dividends on the common stock will  depend  upon  future  earnings, results  of  operations,  capital requirements,  the  financial condition of the Company  and  any  other factors  the Board of Directors of the Company may consider.  Moreover, as a holding company, the Company's ability to pay any dividends in the future will depend largely on the ability of its operating subsidiaries and project entities to pay cash dividends or other cash distributions, which  dividends or other cash distributions may be materially  limited by  the terms of credit agreements or other material contracts to which such operating subsidiaries or project entities may be parties.

     Two of the Company's principal operating subsidiaries, NRGG Newark and NRGG Parlin, are parties to a Credit Agreement which prohibits the payment of dividends by such subsidiaries to the Company, provided that such dividend payments may be made out of funds available after the payment of various costs and expenses set forth in the Credit Agreement (including without limitation operating costs, various debt service payments and the funding of various accounts required to be maintained pursuant to the Credit Agreement) if certain conditions set forth in the Credit Agreement are satisfied, including without limitation the maintenance of a debt service coverage ratio set forth in the Credit Agreement, the absence of any default or event of default under the Credit Agreement, and the satisfaction of certain conditions relating to the composition of the Board of Directors of the Company.

     Morris LLC (the owner of the Morris Project) is party to a Construction and Term Loan Agreement which prohibits the payment of distributions or the return of capital to Morris LLC's members except upon the satisfaction of certain conditions which include (i) the acceptance and commercial operation of the facility and conversion of the project's construction loan to term loans, (ii) the absence of any default or event of default under various financing and project documents, (iii) the full prior funding of various accounts required to be maintained by Morris LLC under the Construction and Term Loan
Agreement, and (iv) the maintenance of a required debt service coverage ratio. The Company and NRGG Funding also are parties to a supplemental
Loan Agreement with NRG Energy which prohibits NRGG Funding (which directly or indirectly owns 100% of the membership interests of Morris
LLC) from paying any distributions or dividends unless, among other things, the principal and interest then outstanding does not exceed a prescribed maximum amount and is not projected to exceed the maximum amount prescribed for the next two interest and principal payment dates.

     The  Company is the borrower under another Credit Agreement  which prohibits the payment of dividends by the Company without prior written consent  unless  the Company provides more than 30 days  prior  to  the proposed  date  of payment of such dividend a letter of  credit  and  a certificate signed by the chief financial officer of the Company  that, after  giving effect to such dividend payment, no default or  event  of
default   (as  defined  in  therein)  would  occur  or  reasonably   be
anticipated to occur.

      On April 30, 1996, the Bankruptcy Court approved the issuance  of
6,474,814 shares of Common Stock of the Company which have been  issued since  such date and prior to March 31, 1998 pursuant to the  terms  of the  Plan  to  NRG Energy and holders of O'Brien Class A  and  Class  B
Common  Stock.   Such  shares  issued to  NRG  Energy  were  issued  in
consideration  of  a cash payment of approximately $21.2  million,  and such  shares  issued to holders of O'Brien Class A and Class  B  Common
Stock  were issued in exchange for such shares of O'Brien Class  A  and
Class B Common Stock.  The cash payment from NRG Energy was used by the
Company under the Plan to provide for full and immediate payment of all undisputed pre-petition claims as well as a provision for post-petition interest.  In connection with the consummation of the Plan, the Company also  granted  NRG  Energy an option to convert  $3.0  million  of  the outstanding  principal amount of the loan between NRG Energy  and  NRGG
(Schuylkill)  Cogeneration, Inc. ("NSC") in  the  principal  amount  of
$10.0  million (the "Loan") into shares of Common Stock.   On  November
25,  1997, the Company issued 396,255 shares of its Common Stock to NRG
Energy  upon  conversion of such portion of the Loan.   The  securities
issued to NRG Energy and the holders of the O'Brien Class A and Class B
Common Stock were issued without registration under the Securities  Act or  under  any  state or local law, in reliance on the  exemptions  set forth in Section 1145 of the United States Bankruptcy Code.



ITEM 6.   SELECTED FINANCIAL DATA.

     The consolidated selected financial data as of and for each of the
periods   indicated  have  been  derived  from  the  audited  financial statements  of  the Company.  This data should be read  in  conjunction with,  and  is qualified in its entirety by reference to,  the  related financial statements and notes included elsewhere in this Report.


                                       Year       Six Months
                                       Ended         Ended
(Dollars in thousands, except per   December 31,   December 31,       Year Ended June 30
 share amounts)                        1997         1996 (1)     1996       1995       1994        1993

Statement of Operations Data:

Revenues:
 Energy                              $ 43,210      $ 21,669   $ 66,623   $ 74,455   $ 62,647    $ 65,136
 Equipment sales and services          19,415        15,607     25,344     19,639     24,304      18,955
 Rental                                 2,179         1,062      1,895      2,362      5,372       3,636
 Related parties                            -             -          -          -          -         515
 Development fees and other                 -         1,578      2,685      5,791     14,266       9,450
   Total                               64,804        39,916     96,547    102,247    106,589      97,692

Income (loss) before
 extraordinary item                    23,352         4,780    (17,713)   (40,919)   (16,501)    (13,711)


Net income (loss).                     23,352         6,423    (17,713)   (40,919)   (16,501)    (13,711)

Basic earnings (loss) per share(2):
 Before extraordinary item           $   3.59      $   0.75   $  (4.24)  $ (11.02)  $  (4.45)   $  (3.70)
 Extraordinary item                         -          0.25          -          -          -           -
                                     $   3.59      $   1.00   $  (4.24)  $ (11.02)  $  (4.45)   $  (3.70)

Diluted earnings (loss) per share(2)
 Before extraordinary item           $   3.48      $   0.74   $  (4.24)  $ (11.02)  $  (4.45)   $  (3.70)
 Extraordinary item                         -          0.25          -          -          -           -
                                     $   3.48      $   0.99   $  (4.24)  $ (11.02)  $  (4.45)   $  (3.70)


Balance Sheet Data:

Total assets                         $227,894      $173,624   $178,162   $189,748   $237,816    $262,529

Long-term debt, net                   190,020       150,311     66,789      3,405(3)  67,383     125,152

Convertible senior subordinated
 Debentures                                 -             -          -          -          -      49,174

 (1) Effective July 1, 1996, the Company changed its year end from June 30 to December 31.

 (2) Net  income (loss) per share has been restated for all periods presented to reflect the common shares issued under the terms of the Plan.

 (3) Excludes $60,310 of long-term project financing which was included in current liabilities due to default under the debt agreement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Certain of the statements made in this Item 7 and in other portions of this Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business - Risk Factors" herein. See "Business - Risk Factors - Risks Associated with Forward-Looking Statements."

     All amounts set forth in this Item 7 are in thousands.

     The Company directly and through its subsidiaries develops and owns cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

     On April 30, 1996, the Company emerged from bankruptcy under a plan approved by the Bankruptcy Court on January 18, 1996. In connection with the consummation of the Plan, NRG Energy advanced approximately $107,418 and purchased approximately 41.86% of the Common Stock. NRG Energy's financial backing of the Plan enabled the Company to provide for full and immediate payment of all undisputed pre-petition claims as well as a provision for post-petition interest. The Plan also provided that all of the shares of O'Brien Class A and Class B Common Stock were canceled and replaced by a new issue of NRGG Common Stock. Net income (loss) per share has been restated for all periods presented to reflect the new common shares issued under the terms of the Plan.

     Additionally, under the terms of the Plan, NRG Energy acquired the stock of ten wholly-owned subsidiaries from the Company on the closing date which included all of the Company's landfill gas projects (those operating and those in development), the general partner holding a 3% equity interest in the Artesia Cogeneration partnership and a standby power project. Management believes that the sale of these subsidiaries will not have a material adverse effect on its results of operations in future years.

     The Company currently owns two cogeneration facilities (the Newark and Parlin Projects) with an electric generating capacity of 174 MW. In addition, the Company operates and owns an 83% interest in two standby/peak shaving facilities (together comprising the Philadelphia PWD Project) with a capacity of 22 MW. The Company also has a one-third ownership interest in a cogeneration facility (the "Grays Ferry Project") with an electric generating capacity of 150 MW, which commenced operation in January 1998. As of the date of this Report, the Company and the Grays Ferry Partnership are in litigation with the electric power purchaser from the Grays Ferry Project over, among other things, the effectiveness of the applicable power purchase agreements. See "Item 3. Legal Proceedings".

      The Company's PPAs with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with JCP&L, the primary electricity purchaser from its Newark and Parlin Projects. Under the new PPAs, JCP&L is responsible for all natural gas supply and delivery. Management believes that this change in these PPAs has reduced its historical volatility in gross margins on revenues from such projects by eliminating the Company's exposure to fluctuations in the price of natural gas that must be paid by its Newark and Parlin Projects.

      Both the Newark and Parlin Projects were previously certified as qualifying facilities ("QFs") by the FERC under PURPA. The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, PUHCA, and state utility-type regulation. However, as permitted under the terms of its renegotiated PPAs, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish the Parlin Project's claim to QF status. The FERC approved Parlin's rates effective April 30, 1996 and has determined Parlin to be an EWG. As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, management believes that Parlin complies with all applicable requirements of state utility law.

     In addition to the energy business, the Company sells and rents power generation and cogeneration equipment and provides related services. The Company operates its equipment sales, rentals and services business principally through two subsidiaries. In the United States, the equipment sales, rentals and services business operates under the name of O'Brien Energy Services Company. NRG Generating Limited, a wholly-owned United Kingdom subsidiary, is the holding company for a number of subsidiaries that operate in the United Kingdom under the common name of Puma. The Company has determined that OES and Puma are not a part of its strategic plan for the future, and the Company is currently pursuing several avenues for the disposition of these businesses. The disposition of these businesses is not expected to have a material impact on the Company's financial position.

     Effective January 1, 1997, Power Operation, Inc., a wholly-owned subsidiary of the Company providing operation and maintenance for the Newark and Parlin facilities under long-term contracts, was sold to NRG Energy. This transaction did not have a material financial impact on the operations of these facilities or on the Company's financial condition or results of operations. The terms of this transaction were approved by the Independent Directors Committee of the Company's Board of Directors as required by the Company's Bylaws.

     The Company entered into a Liquidating Asset Management Agreement on April 30, 1996 with Wexford Management Corp. ("Wexford"), a co-sponsor of the Plan, which, in accordance with the Plan, retains Wexford as manager, operator and liquidator of the Liquidating Assets (as defined in the agreement) of the Company pursuant to the terms and conditions of the agreement. The Board of Directors and officers of the Company have the right to direct and control which assets will be liquidated and the extent of management services required for each

Liquidating Asset. The Liquidating Assets identified in the agreement consist of (a) the Company's engine generator sales, service and rental business, (b) the Philadelphia PWD Project, (c) unused equipment and
(d) American Hydrotherm ("American Hydrotherm") and two related companies. In December 1996, the Company sold American Hydrotherm and the two related companies to the management of American Hydrotherm. The Company's Board of Directors has decided not to liquidate the Philadelphia PWD Project. Wexford has received compensation in accordance with the terms of the agreement (see Note 1 of the Notes to the Consolidated Financial Statements).

     Effective July 1, 1996, the Company changed its year end from June 30 to December 31. As a result, "fiscal 1995" refers to the 12-month period ended June 30, 1995 ; "fiscal 1996" refers to the 12-month period ended June 30, 1996; the "1996 transition period" refers to the 6-month period ended December 31, 1996; and "fiscal 1997" refers to the 12-month period ended December 31, 1997.

Results of Operations for Fiscal 1997, the 1996 Transition Period and Fiscal 1996 and 1995

Revenues

     Energy revenues for fiscal 1997, the 1996 transition period and fiscal 1996 and 1995 were $43,210, $21,669, $66,623 and $74,455, respectively. Energy revenues primarily reflect billings associated with the Newark and Parlin Projects and the Philadelphia PWD Project. The increase in energy revenues for fiscal 1997 as compared to the 1996 transition period was primarily due to only six months of revenues reported in the 1996 transition period. The decrease in energy revenues for the 1996 transition period as compared to fiscal 1996 was primarily due to only six months of revenues reported in the 1996 transition period and to the amended PPAs affecting both the Newark and Parlin Projects. The decrease in energy revenues in fiscal 1996 from fiscal 1995 was primarily attributable to a voluntary curtailment of operations at Parlin and to the negative impact of unit fuel cost fluctuations on the energy rate calculation under the Parlin Project's previous PPA. Additionally, a portion of the decrease is attributable to the amended PPAs affecting both the Newark and Parlin Projects for the final two months of fiscal 1996.

     Revenues recognized by NRGG Parlin for fiscal 1997, the 1996 transition period and fiscal 1996 and 1995 were $21,685, $10,327, $34,867 and $40,784, respectively. NRGG Parlin revenues increased for fiscal 1997 as compared to the 1996 transition period primarily due to only six months of revenues reported in the 1996 transition period. NRGG Parlin revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of revenues reported in the 1996 transition period and to the amended PPA. NRGG Parlin initiated a voluntary curtailment of electric output beginning in the first quarter and extending into the second quarter of fiscal 1996, during off-peak hours, to maintain the correct ratio of thermal to electric production after E.I. du Pont, the steam host, significantly decreased its steam demand by moving a business segment overseas. Additionally, NRGG Parlin's fiscal 1996 revenues were affected by a decrease in the energy rate under the previous PPA adjusted quarterly based on, in part, the average cost of fuel over the preceding year. A mild 1995 winter resulted in unusually low natural gas costs which, after a five quarter lag, lowered the energy rate received during fiscal 1996. NRGG Parlin revenues also decreased in fiscal 1996 by approximately $2,680 from the amended PPA implemented on April 30, 1996.

     Revenues recognized at NRGG Newark for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $17,319, $9,259, $26,820 and $28,908, respectively. NRGG Newark revenues increased for fiscal 1997 as compared to the 1996 transition period primarily due to only six months of revenues reported in the 1996 transition period. NRGG Newark revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of revenues reported in the 1996 transition period and to the amended PPA. The decrease in revenues in fiscal 1996 from 1995 is primarily attributable to the implementation of the amended PPA in May 1996.

     Equipment sales and services revenues for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $19,415, $15,607, $25,344 and $19,639, respectively, which principally reflect the operations of OES, Puma and American Hydrotherm. American Hydrotherm was sold in December 1996. Revenues increased for fiscal 1997 as compared to the 1996 transition period primarily due to only six months of revenues reported in the 1996 transition period and to higher sales volumes. Revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of revenues reported in the 1996 transition period, offset in part by the inclusion of nine months of revenues in the period from the operations of Puma. Puma changed its fiscal year end from a fiscal year ended March 31 to a calendar year fiscal year effective on December 31, 1996. Management attributes the increase in fiscal 1996 to a volume increase resulting from successful marketing efforts as well as to an improvement in the U.S. economy. The Company also believes that its bankruptcy filing in September 1994 had some negative impact in fiscal 1995 revenues because of customer uncertainty.

     OES equipment sales and services revenues for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $6,115, $1,575, $5,232 and $3,575, respectively.

     Rental revenues for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $2,179, $1,062, $1,895 and $2,362, respectively. Revenues increased for fiscal 1997 as compared to the 1996 transition period primarily due to only six months of revenues reported in the 1996 transition period. Revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of revenues reported in the 1996 transition period.

     There were no development fees and other revenues for fiscal 1997. Development fees and other revenues for the 1996 transition period and fiscal 1996 and 1995 were $1,578, $2,685 and $5,791, respectively.
Revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of revenues reported in the 1996 transition period. The decrease in revenues in 1996 from 1995 was attributable primarily to the Company selling its rights to develop a standby electric project for $1,763, the expiration of a purchase option whereby, the Company retained $775 in forfeited escrow deposits, offset in part to higher gas sales to the Artesia Cogeneration partnership in 1995.

Costs and Expenses

     Cost of energy revenues for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $14,841, $7,229, $45,663 and
$46,694, respectively. Cost of energy revenues increased for fiscal 1997 primarily due to only six months of costs reported in the 1996 transition period. Cost of energy revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of costs reported in the 1996 transition period and the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the Newark and Parlin facilities.

     Cost of equipment sales and services for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $17,037, $12,365, $22,153 and $17,622, respectively. Cost of equipment sales and services increased for fiscal 1997 primarily due to only six months of costs reported in the 1996 transition period, except for the operations of Puma which included nine months of costs for the 1996 transition period and to the recording of $190 in the fourth quarter to reserve for the writedown of inventory. Cost of equipment sales and services decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of costs reported in the 1996 transition period. The fluctuations in cost of equipment sales and services between fiscal 1996 and 1995 primarily correlate to the changes in sales volume in the Company's equipment sales, rental and service businesses.

     Cost of rental revenues for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $1,817, $834, $1,406 and $2,357,
respectively.   Cost  of  rental revenues  increased  for  fiscal  1997
primarily  due  to  only  six  months of costs  reported  in  the  1996 transition period. Cost of rental revenues decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of costs reported in the 1996 transition period. The decrease in cost of equipment rentals between fiscal 1996 and 1995 is attributable to the reacquisition of the Philadelphia PWD Project from an unrelated private investor.

     There were no development fees and other costs for fiscal 1997. Cost of development fees and other for the 1996 transition period and fiscal 1996 and 1995 were $1,559, $2,531 and $5,491, respectively.
These costs consist principally of costs associated with the sale of various projects either under development or in operation.

     The Company's gross margins were $31,109 (48.0% of sales), $17,929 (44.9% of sales), $24,794 (25.7% of sales), and $30,083 (29.4% of sales) for fiscal 1997, for the 1996 transition period and for fiscal 1996 and 1995, respectively. The fluctuations are primarily attributable to increased operating efficiency in the energy segment of the Company and to fluctuations in the recovery of fuel costs through energy revenues under the Newark and Parlin Project PPAs in effect until April 30, 1996.

Provision for Impaired Assets

     In the fourth quarter of 1997, the Company completed a thorough review of its business operations and market opportunities. As a result of this review, the Company concluded that the estimated future cash flows to be generated by certain assets were not sufficient to recover their carrying values. Accordingly, the Company recorded an impairment provision of $5,274 for such assets. The provision consisted of property, plant and equipment write downs of $2,778 primarily related to the generator sales and services business, $1,553 for equipment held for sale, $500 to reduce the carrying value of the equity investment in PoweRent, $371 to expense project development costs and $72 for other impairments. The property plant and equipment and PoweRent provisions reduced the asset carrying values to estimated fair values determined by management and the board of directors based on prices of similar assets and various valuation techniques. The equipment held for sale provision represents the write off of remaining equipment which is being scrapped. The project development write off was necessary due to abandonment of certain projects.

     During fiscal 1996 unrecoverable project development costs of $180 were written off. In fiscal 1995, based on independent market appraisals, the Company recorded charges of $15,985 to write-down property, plant and equipment and $5,655 to write-down equipment held for sale to lower fair values. In addition, project development costs of $4,418 determined to be unrecoverable were written off.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $9,479, $6,149, $12,612 and $15,902, respectively. SG&A increased for fiscal 1997 primarily due to only six months of costs reported in the 1996 transition period, except for the operations of Puma which included nine months of costs for the 1996 transition period and to the recording of $914 in the fourth quarter for various staffing and relocation costs and other reserves. SG&A decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of costs reported in the 1996 transition period. Fiscal 1996 includes a $3,100 cost incurred to terminate an interest rate swap agreement in connection with the Parlin nonrecourse project debt refinancing. Fiscal 1996 SG&A expenses benefited from lower payroll and related tax costs as well as reduced insurance expenses by approximately $2,347 as compared to fiscal 1995.

Interest and Other Income

     Interest and other income for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $1,310, $413, $569 and $2,587,
respectively.   Interest  and other income increased  for  fiscal  1997
primarily due to only six months of income reported in the 1996 transition period, the settlement of a legal suit, the sale of a development project in Pakistan, offset in part by fees paid to Wexford under the Liquidating Asset Management Agreement and the sale of unused equipment. Interest and other income for the 1996 transition period was positively impacted by interest income earned on escrow account balances established in connection with the nonrecourse financing on the Newark and Parlin facilities. Fiscal 1995 other income includes $1,180 recognized in connection with the original construction of the Philadelphia PWD Project.

Reorganization Costs

     Reorganization costs represent all costs incurred after filing bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for fiscal 1996 and 1995 were $12,101 and $8,366, respectively. These costs consist primarily of professional and administrative fees and expenses. Fiscal 1995 expense includes $3,387 to write-off deferred financing costs due to Court-approved reductions in the carrying value of certain prepetition subordinated debentures.

Interest and Debt Expense

     Interest and debt expense for fiscal 1997, for the 1996 transition period and fiscal 1996 and 1995 were $14,768, $7,681, $18,646 and
$20,583, respectively. Interest and debt expense increased for fiscal 1997 as compared to the 1996 transition period primarily due to only six months of expense reported in the 1996 transition period. Interest and debt expense decreased for the 1996 transition period as compared to fiscal 1996 primarily due to only six months of expenses reported in the 1996 transition period and to the refinancing of the Newark and Parlin

Projects. Fiscal 1996 and 1995 interest and debt expense includes post-petition interest on prepetition liabilities of $6,487 and $6,194,
respectively.   Fiscal  1996 also includes  $1,098  in  interest  costs
associated with loans provided by NRG Energy and $1,433 of deferred financing costs attributable to the nonrecourse debt relating to the Newark and Parlin Projects which were refinanced during the year (see "Liquidity and Capital Resources"). Fiscal 1995 interest and debt expense includes $1,050 paid to the unrelated private investor to extend the Company's reacquisition option period for the Philadelphia PWD Project to August 1994.

Extraordinary Item

     In the 1996 transition period, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

Income Taxes

     For fiscal 1997, for the 1996 transition period and fiscal 1996, the Company realized an overall income tax benefit of $20,454, $268 and $463, respectively. For fiscal 1995, the provision for income taxes was $2,680. The benefit for fiscal 1997 and for the 1996 transition period is derived from the Company's ability to reduce its current and deferred tax liabilities by using net operating loss carryforwards and existing deductible temporary differences to offset current taxable income and future reversals of taxable temporary differences. The benefit for fiscal 1997 was attributable to the reversal of a valuation reserve that was applied against deferred tax assets relating to net operating losses incurred by the Company from fiscal 1992 to fiscal 1996. The benefit for fiscal 1996 was attributable to the utilization of state net operating loss carryforwards as well as a decrease in the deferred tax liability primarily attributable to a change in temporary differences resulting from the landfill gas equipment sold to NRG on April 30, 1996. The 1995 tax provision, consisting primarily of deferred taxes relating to property and equipment, results from the uncertainty of realizing the benefits of the tax loss carryforwards in future years against them. Additionally, most professional fees incurred during the bankruptcy period included in reorganization costs are treated as capital expenditures and are not deductible for income tax purposes (see Note 14 of the Notes to the Consolidated Financial Statements).

Net Earnings (Loss) and Earnings (Loss) Per Share

     The net earnings for fiscal 1997 were $23,352 compared to net earnings for the 1996 transition period of $6,423 and a net loss for fiscal 1996 and 1995 of $17,713 and $40,919, respectively. The basic earnings per share for fiscal 1997 was $3.59 compared to basic earnings per share for the 1996 transition period of $1.00 and basic losses per share for fiscal 1996 and 1995 of $4.24 and $11.02, respectively.

     The fiscal 1997 net earnings are primarily due to the reversal of a valuation reserve that was applied against deferred tax assets relating to net operating losses incurred by the Company from fiscal 1992 to fiscal 1996 offset in part by the write-off of certain assets. The 1996 transition period net earnings are primarily attributable to higher gross margins due in part to the amended PPAs in which JCP&L began assuming the cost of fuel for the Newark and Parlin facilities. The fiscal 1996 and 1995 net losses are primarily due to the reorganization costs incurred after filing for bankruptcy that relate to the Company's reorganization and restructuring efforts and to the impact of higher fuel costs prior to the amendment of the PPAs at Newark and Parlin in May 1996.

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

     In May 1996, the Company's wholly-owned subsidiaries NRGG Newark and NRGG Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount ($71,726 at December 31, 1997) at 6.9% plus the margin.

     The Company used the proceeds of the loan to repay certain preexisting obligations of the Company including $87,291 of indebtedness to NRG Energy. NRG Energy provided the Company with loans during fiscal 1996 of which $101,679 was outstanding to NRG Energy at June 30, 1996, $14,388 was outstanding at December 31, 1996 and $2,539 was outstanding at December 31, 1997.

     NSC, a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project currently under construction. In March 1996, the partnership entered into a credit agreement with The Chase Manhattan Bank N.A. to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997, and the facility began commercial operations in January 1998.

     NRG Energy entered into a loan commitment to provide NSC the funding, if needed, for the NSC capital contribution obligation to the Grays Ferry Partnership. Prior to December 31, 1997, NSC had borrowed $10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at December 31, 1997, and contributed the proceeds to the Grays Ferry Partnership as part of the above-referenced capital contribution. In connection with this loan commitment for the Grays Ferry Project, the Company granted NRG Energy the right to convert $3,000 of borrowings under the commitment into 396,255 shares of common stock of the Company. In October 1997, NRG Energy exercised such conversion right in full.

      In connection with its acquisition of the Morris Project, NRGG Funding (a wholly-owned subsidiary of the Company) assumed all of the obligations of NRG Energy to provide future equity contributions to Morris LLC, which obligations are limited to the lesser of 20% of the total project cost or $22.0 million. NRG Energy has guaranteed to the Morris Project's lenders that NRGG Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of NRGG Funding to make these future
equity  contributions.   The Company intends to arrange  financing  for
either NRGG Funding or itself (the terms and manner of which have not been determined by the Company) to fund the required future equity contributions by NRGG Funding to Morris LLC. In addition, NRG Energy is obligated under a Supplemental Loan Agreement between the Company, NRGG Funding and NRG Energy to loan NRGG Funding and the Company (as co-borrower) the full amount of such equity contributions by NRGG Funding, all at NRGG Funding's option. Any such loan will be secured by a lien on all of the membership interests of Morris LLC and will be recourse to NRGG Funding and the Company.

     On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility with a new lender. The facility is secured by the assets and cash flows of the Philadelphia PWD Project as well as the distributable cash flows of the Newark and Parlin projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the Philadelphia PWD Project and $1,500 for general corporate purposes. The remaining $5,000 of the facility will become available once security interests in the Philadelphia PWD Project are perfected. The facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. Interest is based, at the Company's option, on LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. The interest rate was 7.84% at December 31, 1997. The facility provides for commitment fees of 0.375% on the unused facility.

     The Company's principal credit agreements (including the NRGG Newark and NRGG Parlin Credit Agreement) include cross-default
provisions  that  generally  permit  its  lenders  to  accelerate   the
indebtedness owed thereunder, to decline to make available any additional amounts for borrowing thereunder, and to exercise certain other remedies in respect of any collateral securing such indebtedness in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. As a result, a default under one such other instrument or agreement could have a material adverse effect on the Company by causing one or more cross-defaults to occur under one or more of the Company's principal credit agreements, potentially having one or more of the effects set forth above and otherwise adversely affecting the Company's liquidity and capital position.

     The Grays Ferry Partnership has received a notice of default from the agent for the lenders under its principal loan agreement. As of the date of this Report, management believes that it is not in default under any of its principal credit agreements as a result of the asserted Grays Ferry default. However, either (i) the passage of time under the current circumstances, or (ii) certain actions which may be taken by the lenders to the Grays Ferry Partnership as a consequence of the asserted Grays Ferry default, would result in a cross-default under a $30,000 reducing revolving credit facility that the Company entered into in December 1997 which is further described above. Such a cross-default, if it were to occur, could result in further cross-defaults under other credit agreements of the Company and its subsidiaries. The Company has discussed the Grays Ferry situation with the lender under the $30,000 reducing revolving credit facility and has obtained a temporary waiver of any cross-default under such facility which otherwise might occur. However, there can be no assurance that the Company will be successful continuing to obtain any such waiver if and when it may be needed or in avoiding such cross-defaults. As a result, management believes there exists a risk that the dispute between the Grays Ferry Partnership and its electric power purchaser which caused the asserted Grays Ferry default, if not promptly resolved in favor of the Grays
Ferry Partnership, will result in action by the lenders to the Grays Ferry Partnership which could result in cross-defaults under one or more of the Company's principal credit agreements. While the Grays Ferry Partnership is actively pursuing a rapid and favorable resolution of its dispute with the power purchaser, there can be no assurance that the Grays Ferry Partnership will be successful in that regard. As a result, there can be no assurance that the Grays Ferry default will not result in cross-defaults which would have a material adverse effect on the Company's liquidity and financial condition.

     The Company's Board of Directors has decided not to liquidate the Philadelphia PWD Project, which was identified in the Liquidating Asset Management Agreement. As a result of this decision, Wexford received compensation in accordance with the terms of the Liquidating Asset Management Agreement in fiscal 1997.

Inflation

      Due to the relatively low rate of inflation in recent years management believes that inflation has not had a material impact on its results of operations or financial condition.

Year 2000

     The Year 2000 issue refers generally to the data structure problem that will prevent systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations. The Year 2000 problem may occur in computer software programs, computer hardware systems and any device that relies on a computer chip if that chip relies on date information. Based on a preliminary study, the Company does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 and its impact on the Company's systems. However, there can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-24 immediately following the signature page of this Annual Report on Form 10-K, and is incorporated herein by reference:

     Report of Independent Accountants                        F-1

     Financial Statements:
       Consolidated Balance Sheets as of December 31, 1997,
        December 31, 1996 and June 30, 1996                   F-2

       Consolidated Statements of Operations for the
        year ended December 31, 1997, the six months ended
        December 31, 1996 and the years ended
        June 30, 1996 and 1995                                F-3

       Consolidated Statements of Stockholders' Equity
        (Deficit) for the year ended December 31, 1997,
        the six months ended December 31, 1996 and the
        years ended June 30, 1996 and 1995                    F-4

       Consolidated Statements of Cash Flows for the year
        Ended December 31, 1997, the six months ended
        December 31, 1996 and the years ended June 30,
        1996 and 1995                                         F-5

     Notes to Consolidated Financial Statements F-6  through F-24

     All other supplementary financial information has been omitted because of the absence of the conditions under which it is required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 12.  SECURITY   OWNERSHIP   OF  CERTAIN  BENEFICIAL   OWNERS   AND
          MANAGEMENT.

      The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required for this item is incorporated by reference to the Company's 1998 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1997.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K.
(a)  Documents filed as part of this report.

1.   Financial Statements

     The following consolidated financial statements of the Company and its Subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-24 immediately following the signature page of this Annual Report on Form 10-K.

Index to Consolidated Financial Statements
     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1997, December 31, 1996 and June 30, 1996
     Consolidated Statements of Operations for the year ended December 31, 1997, the six months ended December 31, 1996 and for the years ended June 30, 1996 and 1995
     Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 1997, the six months ended December 31, 1996 and for the years ended June 30, 1996 and 1995
     Consolidated Statements of Cash Flows for the year ended December 31, 1997, the six months ended December 31, 1996 and for the years ended June 30, 1996 and 1995
Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.   Exhibits

     The   "Index  to  Exhibits" following the  Consolidated  Financial
Statements of the Company and its subsidiaries is incorporated herein by reference.

 (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1997:

     1. Current Report on Form 8-K dated December 30, 1997 reporting information under Items 2 and 7.

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

                              NRG GENERATING (U.S.) INC.


                              /s/  Timothy P. Hunstad
                              By:  Timothy P. Hunstad
                              Title: Vice  President  and
                                     Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                      Title                 Date

/s/ Robert T. Sherman           President and        March 30, 1998
By:  Robert T. Sherman, Jr. Chief Executive Officer

/s/ Timothy P. Hunstad       Vice President and      March 30, 1998
By:  Timothy P. Hunstad   Chief Financial Officer
                       (Principal Accounting Officer)

/s/ David H. Peterson       Chairman of the Board
                                 of Directors        March 30, 1998
By:  David H. Peterson

/s/ Julie A. Jorgensen             Director          March 30, 1998
By:  Julie A. Jorgensen

/s/ Lawrence I. Littman            Director          March 30, 1998
By:  Lawrence I. Littman

/s/ Craig A. Mataczynski           Director          March 30, 1998
By:  Craig A. Mataczynski

/s/ Spyros S. Skouras, Jr.         Director          March 30, 1998
By:  Spyros S. Skouras, Jr.

/s/ Charles J. Thayer              Director          March 30, 1998
By:  Charles J. Thayer

/s/ Ronald J. Will                 Director          March 30, 1998
By:  Ronald J. Will

NRG Generating (U.S.) Inc.
Consolidated Financial Statements
December 31, 1997

Report of Independent Accountants


      To the Stockholders and Board of Directors of NRG Generating (U.S.) Inc.

      In  our  opinion,  the accompanying consolidated  balance
      sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of NRG Generating (U.S.) Inc. and its subsidiaries at December 31, 1997, December 31, 1996, and June 30, 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As  discussed  in  Note  1 to the consolidated  financial
      statements,  on  April  30, 1996, the  company,  formerly
      known   as   O'Brien  Environmental  Energy,  Inc.,   was
      reorganized and emerged from bankruptcy.



      Price Waterhouse LLP
      Minneapolis, Minnesota
      March 30, 1998

NRG Generating (U.S.) Inc.
Consolidated Balance Sheets


(Dollars in thousands)
                                                         December 31,  December 31,  June 30,
                                                             1997          1996        1996

Assets
Current assets:
  Cash and cash equivalents                              $   3,444     $   3,187     $   5,022
  Restricted cash and cash equivalents                       8,527         8,174         8,719
  Accounts receivable, net                                  11,099        11,920        11,627
  Receivables from related parties                              87           186           461
  Notes receivable                                              27         1,119         1,029
  Inventories                                                2,134         2,897         2,995
  Other current assets                                       1,022           992         1,721
   Total current assets                                     26,340        28,475        31,574

Property, plant and equipment, net                         127,574       132,203       134,694
Projects under development                                  46,376           346           253
Equipment held for sale                                          -         2,628         2,678
Notes receivable, noncurrent                                     -            83            86
Investments in equity affiliates                            13,381         3,653         3,449
Deferred financing costs, net                                5,643         5,530         4,630
Deferred tax assets, net                                     7,996             -             -
Other assets                                                   584           706           798
   Total assets                                          $ 227,894     $ 173,624     $ 178,162

               Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of loans and payables due NRG Energy   $   2,864     $   1,256     $   5,485
  Current portion of nonrecourse long-term                   8,525         7,595         3,000
  Current portion of recourse long-term debt                   495         3,225         4,115
  Short-term borrowings                                      1,313         2,388         1,793
  Accounts payable                                          20,582         6,131         8,708
  Prepetition liabilities                                      775         2,537         6,895
  Other current liabilities                                  3,083         2,852         7,789
   Total current liabilities                                37,637        25,984        37,785

Loans due NRG Energy                                         4,439        14,388        96,929
Nonrecourse long-term debt                                 165,020       143,972        60,415
Recourse long-term debt                                     25,000         6,339         6,374
Deferred income taxes                                            -        13,404        14,182
Other liabilities                                                -            50            50
   Total liabilities                                       232,096       204,137       215,735

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
   authorized; none issued or outstanding                        -             -             -
  Common stock, par value $.01, 50,000,000 shares
   authorized; 6,871,069, 6,474,814 and 6,474,814
   shares, issued, 6,836,769, 6,440,514 and 6,422,014
   shares outstanding, respectively                             68            64            64
  Additional paid-in capital                                65,715        62,719        62,515
  Accumulated deficit                                      (69,592)      (92,944)      (99,367)
  Other                                                       (393)         (352)         (785)
   Total stockholders' equity (deficit)                     (4,202)      (30,513)      (37,573)
   Total liabilities and stockholders' equity (deficit)  $ 227,894     $ 173,624     $ 178,162


    The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Operations


(Dollars in thousands)

                                                 Six Months
                                   Year Ended       Ended          Year Ended
                                   December 31,  December 31,  June 30,   June 30,
                                       1997          1996        1996       1995
Energy revenues                    $ 43,210      $ 21,669      $ 66,623   $ 74,455
Equipment sales and services         19,415        15,607        25,344     19,639
Rental revenues                       2,179         1,062         1,895      2,362
Development fees and other                -         1,578         2,685      5,791
                                     64,804        39,916        96,547    102,247

Cost of energy revenues              14,841         7,229        45,663     46,694
Cost of equipment sales and services 17,037        12,365        22,153     17,622
Cost of rental revenues               1,817           834         1,406      2,357
Cost of development fees and other        -         1,559         2,531      5,491
                                     33,695        21,987        71,753     72,164

Gross profit                         31,109        17,929        24,794     30,083

Selling, general and administrative
 expenses                             9,479         6,149        12,612     15,902
Provision for impaired assets         5,274             -           180     26,058

Income (loss) from operations        16,356        11,780        12,002    (11,877)

Interest and other income             1,310           413           569      2,587
Reorganization costs                      -             -       (12,101)    (8,366)
Interest and debt expense           (14,768)       (7,681)      (18,646)   (20,583)

Income (loss) before income taxes     2,898         4,512       (18,176)   (38,239)

Provision for income taxes (benefit)(20,454)         (268)        2,680       (463)

Income (loss) before
 extraordinary item                  23,352         4,780       (17,713)   (40,919)

Extraordinary item, net of
 income taxes                             -         1,643             -          -

Net income (loss)                  $ 23,352      $  6,423      $(17,713)  $(40,919)

Basic earnings (loss) per share:
  Before extraordinary item        $   3.59      $   0.75      $  (4.24)  $ (11.02)
  Extraordinary item                      -          0.25             -          -
                                   $   3.59      $   1.00      $  (4.24)  $ (11.02)

Diluted earnings (loss) per share:
  Before extraordinary item        $   3.48      $   0.74      $  (4.24)  $ (11.02)
  Extraordinary item                      -          0.25             -          -
                                   $   3.48      $   0.99      $  (4.24)  $ (11.02)

Weighted average shares
 outstanding - Basic                  6,511         6,430         4,182      3,712
Weighted average shares
 outstanding - Diluted                6,725         6,463         4,182      3,712


    The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Consolidated Statements of Stockholders' Equity (Deficit)


(Dollars in thousands)
                            Class A  Class B                   Additional                     Total
                             Common   Common  Common Preferred  Paid-in  Accumulated       Stockholders'
                             Stock    Stock   Stock    Stock    Capital    Deficit   Other    Equity
Balance, June 30, 1994        $130      $39   $   -   $    -    $41,353   $(40,735) $ (651) $     136
Currency translation
 adjustment                                                                             25         25
Net loss                                                                   (40,919)           (40,919)
Balance, June 30, 1995         130       39       -        -     41,353    (81,654)   (626)   (40,758)
Plan of reorganization:
Purchase of common stock by
 NRG Energy                                      27              21,151                        21,178
Exchange class A and B
 common stock for new common
 shares, retire treasury
 shares                       (130)     (39)     37                  68                 64          -
Issue preferred shares
 to Wexford                                               49      4,908                         4,957
Redemption of preferred
 shares                                                  (49)    (4,908)                       (4,957)
Preferred dividends                                                 (57)                          (57)
Currency translation
 Adjustment                                                                           (223)      (223)
Net loss                                                                   (17,713)           (17,713)
Balance, June 30, 1996           -        -      64        -     62,515    (99,367)   (785)   (37,573)

Payment received on
 treasury stock resulting
 from reorganization                                                105                           105
Issue restricted stock                                               99                            99
Currency translation
 adjustment                                                                            433        433
Net income                                                                   6,423              6,423
Balance, December 31, 1996       -        -      64        -     62,719    (92,944)   (352)   (30,513)

NRG Energy conversion
 of stock option                                  4               2,996                         3,000
Currency translation
 Adjustment                                                                            (41)       (41)
Net income                                                                  23,352             23,352
Balance, December 31, 1997    $  -      $ -   $  68   $    -    $65,715   $(69,592) $ (393) $  (4,202)

                                       F-4

NRG Generating (U.S.) Inc.
Consolidated Statements of Cash Flows


(Dollars in thousands)                            Six Months
                                    Year Ended       Ended         Year Ended
                                   December 31,   December 31,   June 30,    June 30,
                                       1997           1996         1996        1995
Cash flows from operating activities:
Net  income (loss)                 $   23,352     $    6,423    $ (17,713)  $ (40,919)
Adjustments to reconcile net
 income (loss) to net cash
  provided by (used in) operating
  activities:
  Extraordinary item, net of
   income taxes                             -         (1,643)           -           -
  Depreciation and amortization         7,840          4,869        9,441      14,872
  Deferred tax (benefit) expense      (21,400)          (778)        (904)      2,278
  Provision for impaired assets         5,274              -          180      26,058
  Loss on disposition of property
   and equipment                          756             59            -           -
  Reserve for uncollectible note
   receivable                               -              -            -       3,121
  Bankruptcy professional fees accrued      -              -          432       4,415
  Other, net                             (212)           148         (216)        709
  Changes in operating assets and
   liabilities:
    Accounts receivable                   772         (1,011)         730        (257)
    Inventories                           621            (13)         615        (369)
    Receivables from related parties       97            275          223         (51)
    Other assets                          178           (277)           -           -
    Accounts payable and other current
     liabilities                         (289)        (6,996)        (838)      1,639
      Net cash provided by (used in)
       operating activities            16,989          1,056       (8,050)     11,496

Cash flows from investing activities:
Capital expenditures and project
 development costs                     (5,858)        (1,315)      (1,783)     (1,102)
Proceeds from sale of property
 and equipment                            552            104            -           -
Proceeds from sale of subsidiaries
 and projects                               -              -        7,500       1,762
Investment in equity affiliates       (10,000)             -            -           -
Collections on notes receivable         1,175             10          816         824
Withdrawals from (deposits into)
 restricted cash accounts - net          (353)           545       (5,156)      1,032
Other, net                                  -           (120)         227        (676)
      Net cash (used in) provided by
       investing activities           (14,484)          (776)       1,604       1,840

Cash flows from financing activities:
Proceeds from long-term debt           24,582         95,000       60,226       5,711
Proceeds from NRG Energy loans         10,000              -      128,078           -
Repayments of NRG Energy loans        (16,949)       (86,035)     (26,398)          -
Repayments of long-term debt          (16,857)        (6,098)     (92,816)    (18,061)
NRG Energy capital contribution             -              -       21,178           -
Net (repayments) proceeds of
 short-term borrowings                 (1,072)           595          193        (785)
Payments on prepetition liabilities    (1,762)        (4,660)     (73,483)     (1,799)
Deferred financing costs                 (190)        (1,121)      (4,579)          -
Payment received on treasury stock
 resulting from reorganization              -            105            -           -
Issuance of restricted stock                -             99            -           -
Redemption of and dividends on
 preferred shares                           -              -       (5,014)          -
      Net cash (used in) provided
       by financing activities         (2,248)        (2,115)       7,385     (14,934)
Net increase (decrease) in cash
 and cash equivalents                     257         (1,835)         939      (1,598)
Cash and cash equivalents at
 beginning of year                      3,187          5,022        4,083       5,681
Cash and cash equivalents at
 end of year                       $    3,444      $   3,187    $   5,022   $   4,083


Supplemental disclosure of cash
 flow information:
Interest paid                      $   15,887      $  12,472    $  18,926   $  11,869
Income taxes paid                       1,477            495          110           -


    The accompanying notes are an integral part of these financial statements.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

1.   Business - Liquidity, Capital Resources and Emergence from
Bankruptcy

NRG Generating (U.S.) Inc. and its subsidiaries ("NRGG" or the "Company") develop and own cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

On April 30, 1996, O'Brien Environmental Energy, Inc. ("OEE"), the formerly named parent company, emerged from bankruptcy pursuant to a plan (the "Plan") submitted by NRG Energy, Inc. ("NRG Energy"), the O'Brien Official Committee of Equity Security Holders and Wexford Management LLC ("Wexford") and approved by the U.S. Bankruptcy Court for the District of New Jersey (the "Court"). The Plan awarded NRG Energy the rights to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. The Company was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

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

On April 30, 1996, NRG Energy funded approximately $107,418 in accordance with the Plan and OEE's existing Class A and Class B common stock was canceled and became exchangeable for 3,764,457 (58.14%) shares of new common stock. The NRG Energy funding was comprised of:
$71,240 advanced under the terms of three loan agreements; $21,178 to purchase 2,710,357 (41.86%) of new common stock; $7,500 for the purchase of ten wholly-owned subsidiaries of OEE; and $7,500 deposited with the Company's stock transfer agent representing a cash distribution of approximately $0.44 per share by NRG Energy to OEE's Class A and Class B common stockholders.

Also, on April 30 the Company issued 49,574 shares of series A, 13.5% cumulative preferred stock to Wexford in satisfaction of $4,957 of prepetition unsecured claims allowed by the Court. The preferred shares were redeemed by the Company in May 1996 for $4,957 plus $57 in dividends.

The funds received from NRG Energy were disbursed according to the Plan's terms which generally provided for full payment (or cure/reinstatement) of all undisputed prepetition liabilities including the payment of post-petition interest on most prepetition obligations. Additionally, disbursements were made to certain creditors of subsidiary companies whose obligations were not included in prepetition liabilities and for professional fees incurred during the bankruptcy proceedings. Certain other bankruptcy claims filed with the Court remain in dispute. An escrow fund has been established to fully reserve for the remaining disputed claims submitted to the Court. Any remaining escrow funds resulting from the Court disallowing any disputed claims will be disbursed pro rata to all reinstated creditor claimholders as additional post-petition interest.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

In accordance with the Plan, on April 30, 1996 the Company and Wexford entered into a Liquidating Asset Management Agreement whereby Wexford agreed to assist the Company with the possible liquidation of certain specified assets consisting of (a) the Company's engine generator business, (b) the Philadelphia Cogeneration Project (the "Philadelphia PWD Project"), (c) certain unused equipment, and (d) American Hydrotherm Corporation and two other related subsidiaries. Under the agreement, the Company's board of directors and officers direct and control which assets will be liquidated and the extent of Wexford's services. During 1996 and 1997, the unused equipment, American
Hydrotherm and the two other related subsidiaries were sold or otherwise disposed. During 1997, the board of directors decided to retain the Philadelphia PWD Project. The Company has determined that its engine generator business is not a part of its strategic plan for the future and is currently pursuing several avenues for the disposition of this business. Management does not expect that the disposition of this business will have a material effect on the Company's financial position or results of operations. In accordance with the agreement and as approved by the Court, the Company paid Wexford $1,219, and $281 in compensation for services during the year ended December 31, 1997 and six months ended December 31, 1996.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of all majority-owned subsidiaries and all significant intercompany accounts
and  transactions  have  been eliminated.   Investments  in  companies,
partnerships and projects that are more than 20% but less than majority-owned are accounted for by the equity method.

Effective July 1, 1996, the Company changed its year end from June 30 to December 31. The Company filed a transition report on Form 10-K for the period July 1, to December 31, 1996. The periods presented in the Company's consolidated statements of operations, stockholders' equity (deficit) and of cash flows are for the twelve months ended December 31, 1997, the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995. The twelve months ended June 30, 1996 and 1995 are sometimes referred to in these Notes to Consolidated Financial Statements as fiscal 1996 and 1995.

Following  are  condensed results of operations for the  twelve  months
ended   December   31,  1997  and  1996  (unaudited).    Due   to   the
reorganization, results are not comparable.

                                                              Unaudited
                                              Year Ended      Year Ended
                                              December 31,    December 31,

                                                  1997            1996

Revenue                                        $ 64,804       $  85,562
Cost of revenues                                 33,695          59,491
Gross profit                                     31,109          26,071
Operating and other expenses                     28,211          38,686
Income (loss) before income tax benefit           2,898         (12,615)
Income tax benefit                              (20,454)           (757)
Income (loss) before extraordinary item          23,352         (11,858)
Extraordinary item                                    -           1,643
Net income (loss)                              $ 23,352        $(10,215)

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Reorganization Costs and Prepetition Liabilities

Expenses incurred after filing bankruptcy related to the Company's reorganization and restructuring efforts have been presented in the consolidated statement of operations as reorganization costs. Liabilities which remain subject to the bankruptcy proceeding are classified on the balance sheet as prepetition liabilities and include provisions for post-petition interest.

Revenue Recognition

Energy revenues from cogeneration projects are recognized as electricity and steam are delivered. Revenue from sales and rental of power generation equipment are recognized upon shipment or over the term of the rental. Development fee revenue is generally recognized on a cost recovery basis as cash is received (without future lending provisions).

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories, consisting principally of power generation equipment and related parts held for sale, are valued at the lower of cost (determined primarily by the specific identification method) or market.

Property, Plant and Equipment

Property, plant and equipment, net of estimated salvage, is depreciated using the straight-line method over the estimated useful lives of the assets which range from five to thirty years. Amortization of equipment acquired under capital leases is recognized on a straight line basis over the shorter of the estimated asset life or lease term.

Cost of maintenance and repairs is charged to expense as incurred. Betterments and improvements are capitalized.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Project Development Costs

Project development costs consist of fees, licenses, permits, site testing, bids and other charges, including employee costs, incurred incidental to specific projects under development. Project development costs are expensed in any period in which management determines the costs to be unrecoverable.

Deferred Financing Costs

Financing costs are deferred and amortized on a straight-line basis over the term of the related debt. Interest expense includes amortization of $407, $199, $1,480 and $570 for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, respectively. Accumulated amortization was $585, $410 and $180 at December 31, 1997, December 31, 1996 and June 30, 1996, respectively. Fiscal 1995 reorganization costs reported in the consolidated statement of operations includes $3,387 to write-off deferred financing costs due to Court-approved reductions in the carrying value of certain prepetition subordinated debentures.

Nonrecourse Long-term Debt

Nonrecourse long-term debt consists of project financing for which the repayment obligation is limited to specific project subsidiaries.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of other assets and liabilities. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized.


Interest Rate Swap Agreement

The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on certain of its variable rate long-term debt. The differentials paid or received under the swap agreement are accrued and recorded as adjustments to interest expense.

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated in accordance with SFAS No. 52, whereby assets and liabilities are translated at rates of exchange existing at the balance sheet date and revenues and expenses are translated at the average rates of exchange for the period.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no impact on previously reported net income or stockholders' deficit.

3.   Restricted Cash and Cash Equivalents

Cash and cash equivalents that are not fully available for use in operations are classified as restricted. Restricted cash and cash equivalents relate primarily to debt service reserve accounts required by the nonrecourse project debt for NRG Generating (Newark) Cogeneration, Inc. ("Newark") and NRG Generating (Parlin) Cogeneration, Inc. ("Parlin") and to bankruptcy escrow accounts.

Restricted cash and cash equivalents consist of the following:

                                  December 31, December 31, June 30,
                                      1997         1996       1996

Bankruptcy escrow accounts          $  770       $2,388      $8,490
Debt service reserve accounts        7,757        5,786           -
Other                                    -            -         229
                                    $8,527       $8,174      $8,719

4.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                  December 31, December 31, June 30,
                                      1997         1996       1996

Plant and equipment                $169,839     $171,035   $169,744
  Furniture and fixtures                687          759        898
  Land, buildings and improvements    1,528        1,538      1,972
  Other equipment                        37           44        378
                                   $172,091     $173,376   $172,992
  Accumulated depreciation and
  amortization                      (44,517)     (41,173)   (38,298)
                                   $127,574     $132,203   $134,694

Depreciation expense was $7,320, $3,626, $7,858, and $8,892 for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Plant and equipment relates primarily to the Newark and Parlin cogeneration plants and the Philadelphia PWD Project standby facility.

The Newark project consists of a 52 MW cogeneration power plant in Newark, New Jersey which commenced operations in November 1990 and is supplying electricity and steam pursuant to 25-year supply contracts.

The Parlin project consists of a 122 MW cogeneration power plant in Parlin, New Jersey which commenced operations on June 26, 1991 and is supplying up to 114 MW of electricity pursuant to a 20-year electric supply contract and steam pursuant to a 30-year supply contract.

Effective April 30, 1996, the Company renegotiated its power purchase agreements with Jersey Central Power and Light ("JCP&L"), the primary electricity purchaser from its Newark and Parlin projects. Under the new amendments, JCP&L is responsible for all natural gas supply and delivery. As a result, subsequent to the amendment, energy revenues and cost of energy revenues exclude fuel supply and delivery costs.

The Newark project is a qualifying facility as defined in the Public Utility Regulatory Policies Act of 1978.

Parlin relinquished its claim to qualifying facility status and filed rates as a public utility under the Federal Power Act. However, Parlin has been determined to be an exempt wholesale generator (EWG). The Parlin project has also changed from a full base load operation to a partial base load/partial dispatchable project.

The Philadelphia PWD Project is a 22 MW standby/peak shaving facility in Philadelphia, Pennsylvania which commenced operations in May 1993 and is supplying electricity pursuant to a 20-year energy service agreement. The Company owns an 83% interest in this project.

5.   Morris Acquisition

In December 1997, NRGG Funding, Inc. ("NRGG Funding"), a wholly owned subsidiary, acquired from NRG Energy the entire ownership interest in a 117 MW steam and electricity cogeneration project ("Morris LLC" or the "Morris Project") under construction in Morris, Illinois. The purchase price was $5 million, of which $4 million was previously paid by Morris LLC from construction financing proceeds. Payment of the remaining $1 million, which is subject to certain contingencies, has been accrued at December 31, 1997. Identifiable assets acquired were $46,480 which are primarily included in the balance sheet caption "Projects Under Development". Identifiable liabilities assumed were $46,480 consisting of nonrecourse long-term debt of $29,855, accounts payables of $15,446 and payables to NRG Energy of $1,179.

The estimated total cost of the Morris project is $107,600 which is being financed with project bank debt and future equity contributions. NRGG Funding is obligated to make future equity contributions to Morris LLC in an amount which is the lesser of 20% of the total project cost or $22,000. The future equity contributions are guaranteed by the Company and NRG Energy. In addition, NRG Energy has agreed to make loans available to NRGG Funding and the Company to make the equity contributions.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The Morris Project is scheduled to begin commercial operations in the fourth quarter of 1998. Morris LLC has entered into an Energy Services Agreement (the "ESA") with Equistar Chemicals LP ("Equistar") to supply 720,000 pounds of steam per hour and 78 MW of electricity for 25 years. The Company will arrange for the sale of excess energy and non-firm capacity to third parties.

Under the terms of the ESA, Equistar has the option to purchase the project for the fair market value, as defined, at either the fifteenth or twentieth anniversary of the commercial operation date. Additionally, Equistar was granted a one-time option to purchase up to a 10% membership interest in the project. On February 10, 1998, Equistar gave notice of its intention to purchase a 5% passive membership interest. Under terms of the proposed agreement, Equistar would acquire a 5% passive interest in the project in exchange for the obligation to assume 5% of the required equity contribution expected to be approximately $1,100. The Company extended the option expiration date to April 30, 1998, to close this transaction.

6.   Investments in Equity Affiliates

Investments in equity affiliates consists of the following:

                                  December 31,  December 31,  June 30,
                                      1997          1996        1996

Grays Ferry  (33% owned)           $12,845        $2,659       $2,778
PoweRent Limited  (50% owned)          536           994          671
                                   $13,381        $3,653       $3,449

Grays Ferry

NRGG (Schuylkill) Cogeneration, Inc. ("NSC"), a wholly-owned subsidiary, has a one-third partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry"). The other partners are affiliates of PECO Energy Company and Trigen Energy Corporation. Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to Trigen-Philadelphia Energy Corporation through January 8, 2023 and a 20-year contract to supply all of the electricity produced by the project to PECO Energy Company through January 8, 2018. In March 1998, PECO Energy Company asserted that, as a consequence of certain regulatory developments, its power purchase agreement with Grays Ferry was no longer effective. See Note 19. NSC's investment is comprised of $10,000 equity contributed during 1997 pursuant to its commitment under Grays Ferry's financing arrangements and development costs incurred during formation and development of the project.

PoweRent Limited

PoweRent Limited ("PoweRent) is a 50% owned United Kingdom company that sells and rents power generation equipment. The remaining 50% of PoweRent is owned by a private investor. In 1997 the Company recorded a charge of $500 to reduce the carrying value of its investment in PoweRent (see Note 12).

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

7.   Short-Term Borrowings

Short-term borrowings consist of amounts owed financial institutions under lines of credit, primarily in the United Kingdom. At December 31, 1997, December 31, 1996 and June 30, 1996 the Company had aggregate lines of credit of approximately $2,000, $2,400 and $1,800 of which $1,313, $2,388 and $1,793 was outstanding, respectively. The weighted average interest rate on short-term borrowings as of December 31, 1997, December 31, 1996 and June 30, 1996 was approximately 10.0%, 9.9% and 9.1%, respectively.

8.   Long-Term Debt

Long-term debt consists of the following:


                                      December 31,  December 31,  June 30,
                                          1997          1996        1996

Notes payable, due in monthly
 installments of principal
 plus interest at rates ranging
 from 8.3% to 13.48% maturing
 on various dates through 1999         $    733      $  8,610     $ 8,995
Capital lease obligations                     -         1,474       4,909
Revolving credit facility                25,000             -           -
Morris Project financing (nonrecourse)   29,855             -           -
Newark and Parlin financing
 (nonrecourse)                          143,452       151,047      60,000
                                        199,040       161,131      73,904
Less amounts classified as current       (9,020)      (10,820)     (7,115)
                                       $190,020      $150,311     $66,789

Aggregate amounts of long-term debt maturing during each of the next five years are $9,020, $9,848, $33,602, $11,322 and $11,945 in 1998,
1999, 2000, 2001 and 2002, respectively.

The Company's principal credit agreements; a revolving credit facility, Morris Project financing and Newark and Parlin financing, include cross-default provisions. As a result, a default under one such instrument or agreement could have a material adverse effect on the Company's liquidity and capital position. The Company was not in default under any of its principal credit agreements at December 31, 1997. See note 19.

Revolving Credit Facility

On December 17, 1997, the Company entered into a $30,000, three-year reducing, revolving credit facility agreement. At December 31, 1997, $25,000 of the credit facility was utilized; the remaining $5,000 will become available once security interests in the Philadelphia PWD Project are perfected. The proceeds were used to repay $16,949 to NRG Energy, $6,551 of obligations of the Philadelphia PWD Project and $1,500 for general corporate purposes. The facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on December 17, 2000. Interest is based, at the Company's option, on LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%, based on the Company's debt service coverage ratio. The interest rate resets based on the borrowing period selected, generally one to six months, and was 7.84% at December 31, 1997. The facility provides for commitment fees of 0.375% on the unused facility. Borrowings are secured by the assets, capital stock and cash flows of the Philadelphia PWD Project as well as the distributable cash flows of Newark, Parlin and Grays Ferry as permitted by these projects' primary lenders.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

The revolving credit facility agreement specifies that the Company maintain certain covenants with which the Company is in compliance at
December 31, 1997. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

Morris Project Financing

On September 15, 1997, Morris LLC entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Agreement provides $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon completion of the project, the Construction Loan is due and payable or, if certain criteria are satisfied, may be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. At December 31, 1997, $29,855 was outstanding under the Construction Loan and no amounts were pledged under the LOC Commitment. Interest on the Construction Loan is based, at the Company's option, either on the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. The interest rate was 6.6875% at December 31, 1997. Borrowings are secured by NRGG Funding's ownership interest in Morris LLC, cash flows, dividends and any other property that NRGG Funding may be entitled to as an owner in Morris LLC.

The Agreement specifies that the Company maintain certain covenants with which the Company is in compliance at December 31, 1997. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

Newark and Parlin Financing

On May 17, 1996, Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") with provisions for a $155,000 fifteen-year nonrecourse term loan and a $5,000 five-year debt service reserve line of credit. On May 23, 1996, Newark borrowed $60,000 in the form of a temporary term loan under the Credit Agreement. On July 11, 1996, an additional $95,000 was borrowed and the aggregate borrowings were converted into a $155,000 fifteen-year nonrecourse term loan (the "Term Loan") which is a joint and several liability of Newark and Parlin. The Term Loan will be amortized as specified by the Credit Agreement.

The interest rate on the outstanding principal is variable based on, at the Company's option, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. The interest rate resets based on the borrowing period selected, generally one to three months. The interest rate was 6.8125% at December 31, 1997. Nominal margin increases for both the LIBOR and the defined base rate will occur in year six and eleven of the Credit Agreement. Upon entering into the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement which fixes the interest rate on 50% of the principal amount outstanding under the Term Loan at 6.9% plus the margin in effect as described above.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

No amounts were outstanding on the debt service reserve line of credit at December 31, 1997 and 1996. The line carries a commitment fee of 1.125% on the undrawn amount. Newark and Parlin are required to maintain debt service reserve accounts with the lender to provide for future debt service, capital improvements and major maintenance. At December 31, 1997, these balances totaled $7,757 and earned interest at 3.25%. These balances are recorded as restricted cash and cash equivalents in the accompanying financial statements.

The Term Loan is secured by all Newark and Parlin assets and a pledge of Newark's and Parlin's capital stock. NRGG has guaranteed repayment of up to $25,000 of the Term Loan and also guaranteed payment by Newark and Parlin of all income and franchise taxes when due. As an inducement to obtain the $60,000 temporary term loan, effective May 23, 1996, NRG Energy guaranteed payment of pre-existing liabilities of Newark and Parlin up to $5,000. The maximum guarantee is reduced as certain defined milestones are reached and eliminated no later than May 23, 2001. At December 31, 1997, the guarantee amount was $3,000.

The Credit Agreement specifies that the Company maintain certain covenants with which the Company is in compliance at December 31, 1997. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

9.   Loans and Accounts Payables Due NRG Energy

Amounts owed to NRG Energy are comprised as follows:

                                   December 31,  December 31,  June 30,
                                       1997          1996        1996
Long-term debt:
Note due April 30, 2001 bearing
  interest at 9.5%                  $ 2,539       $14,388     $101,679
Grays Ferry note due July 1, 2005
  bearing interest at 10.75%          1,900             -            -
                                      4,439        14,388      101,679
Less current portion                      -             -       (4,750)
                                    $ 4,439       $14,388     $ 96,929

Current maturities and accounts payable:
   Current maturities               $     -       $     -     $  4,750
   Morris LLC acquisition             1,000             -            -
   Accrued interest                     821           648          735
   Management services, operations
   and other                          1,043           608            -
                                    $ 2,864       $ 1,256     $  5,485

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

10.  Stockholders' Equity

NRG Energy stock option

During 1997 NRG Energy made loans aggregating $10,000 to NSC to provide funding for NSC's equity contribution obligation to Grays Ferry. Pursuant to a stock option right approved by the Court and included in the loan commitment agreement, in October 1997 NRG Energy converted $3,000 of the borrowings into 396,255 shares of the Company's common stock. Following exercise of the option, NRG Energy's ownership interest in the Company increased to 45.21%.

Earnings per share

The Company has adopted SFAS No. 128, "Earnings Per Share", which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income
(loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the year ended December 31, 1997 and the six months ended December 31, 1996. The dilutive stock options became outstanding subsequent to June 30, 1996. Accordingly, there was no difference in basic and diluted EPS for the years ended June 30, 1996 and 1995.


                       Year ended              Six months ended
                   December 31, 1997           December 31, 1996
                 Income      Shares            Income     Shares
               (Numerator)(Denominator) EPS (Numerator)(Denominator) EPS

Income before
 extraordinary item:
  Basic EPS       $23,352     6,511    $3.59   $4,780      6,430    $0.75
  Effect of
  dilutive
  stock options        33       214                 -         33
   Diluted EPS    $23,385     6,725    $3.48   $4,780      6,463    $0.74

Stock options

The Company has reserved 750,000 shares of common stock for issuance under its 1996 and 1997 stock option plans. The plans provide for nonqualified and incentive stock options to be granted to directors, officers, and key employees at an exercise price not less than the fair market value of the common stock at the date of grant. An option will generally expire ten years after the date it is granted and will ordinarily become exercisable as to one third of the shares subject to the option on each of the first three anniversaries of the grant. Following a "change of control" all options granted under the stock option plans may become immediately exercisable.

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Option transactions under these plans are summarized as follows:

                                             Weighted Average
                           Number of Shares    Option Price

Outstanding at June 30, 1996            -
  Granted                         399,000            $5.46
Outstanding at December 31, 1996  399,000             5.46
  Granted                         305,000            13.19
  Canceled                        (75,000)            5.44
Outstanding at December 31, 1997  629,000            $9.21

The following table summarizes the stock options outstanding and exercisable at December 31, 1997:


                                Outstanding                          Exercisable
                         Weighted-Average
 Exercise     Number of  Contractual Life  Weighted-Average  Number of  Weighted-Average
Price Range    Options       Remaining      Exercise Price    Options    Exercise Price
$5.44-$6.58    324,000       8.8 years          $ 5.47        108,000        $ 5.47
$11.58-$16.47  305,000       9.5 years          $13.19              -             -
               629,000       9.1 years          $ 9.21        108,000        $ 5.47


The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Had the Company's compensation costs been determined based on the fair value of the awards at the option grant dates consistent with the accounting provisions of SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and EPS for the year ended December 31, 1997 and six months ended December 31, 1996 would have been adjusted to the pro-forma amounts indicated below:


                           Year Ended        Six Months Ended
                         December 31, 1997   December 31, 1996
          Net Income
          As reported          $23,352            $6,423
          Pro-forma            $22,695            $6,362

          EPS (Diluted)
          As reported          $  3.48            $ 0.99
          Pro-forma            $  3.38            $ 0.98

     The estimated weighted average fair value of stock options granted during the year ended December 31, 1997 and the six months ended December 31, 1996 was $6.24 and $2.30 per option, respectively. The fair values were estimated on the grant dates utilizing the Black-Scholes option-pricing model and the following assumptions:

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)



                              Year Ended       Six Months Ended
                           December 31, 1997   December 31, 1996
Risk free interest rates       6.2 - 6.6%          5.8 - 6.1%
Expected life                   6 years             6 years
Expected volatility              36.7%               30.0%
Expected dividends                 -                   -

Restrictions on retained earnings

As a holding company, the Company's ability to pay any dividends in the future will depend largely on the ability of its operating subsidiaries and project entities to pay cash dividends or other cash distributions, which dividends or other cash distributions may be materially limited by the terms of credit agreements or other material contracts to which such operating subsidiaries or project entities may be parties.

11.  Extraordinary Item

During the six months ended December 31, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation resulting in an extraordinary gain of $1,643 (net of $124 of state income taxes).

12.  Provision for Impaired Assets

In the fourth quarter of 1997, the Company completed a thorough review of its business operations and market opportunities. As a result of this review, the Company concluded that the estimated future cash flows to be generated by certain assets were not sufficient to recover their carrying values. Accordingly, the Company recorded an impairment provision of $5,274 for such assets. The provision consisted of property, plant and equipment write downs of $2,778 primarily related to the generator sales and services business, $1,553 for equipment held for sale, $500 to reduce the carrying value of the equity investment in PoweRent, $371 to expense project development costs and $72 for other impairments. The property plant and equipment and PoweRent provisions reduced the asset carrying values to estimated fair values determined by management and the board of directors based on prices of similar assets and various valuation techniques. The equipment held for sale provision represents the write off of remaining equipment which is being scrapped. The project development write off was necessary due to abandonment of certain projects.

During fiscal 1996 unrecoverable project development costs of $180 were written off. In fiscal 1995, based on independent market appraisals, the Company recorded charges of $15,985 to write-down property, plant and equipment and $5,655 to write-down equipment held for sale to lower fair values. In addition, project development costs of $4,418 determined to be unrecoverable were written off.

13.  Disclosures about Fair Value of Financial Instruments

At December 31, 1997 and December 31, 1996, the carrying amounts and fair values of the Company's financial instruments are as follows:

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)


                               December 31, 1997 December 31, 1996
                                Carrying   Fair  Carrying     Fair
                                 Amount    Value  Amount      Value
Assets:
  Cash and cash equivalents   $  3,444 $  3,444  $  3,187  $  3,187
  Restricted cash and cash
   equivalents                   8,527    8,527     8,174     8,174
  Notes receivable                  27       27     1,202     1,202

Liabilities:
  Short-term borrowings          1,313    1,313     2,388     2,388
  Long-term debt               199,040  199,040   161,131   161,131
  Loans and payables due
   NRG Energy                    7,303    7,303    15,644    15,644
  Interest rate swap                 -    2,691         -     1,439

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents and notes receivable approximates the fair value of those instruments due to their short maturity. The fair value of short-term and long-term debt and amounts due NRG Energy are estimated based on interest rates available to the Company for issuance of debt with similar terms and remaining maturities. The fair value of the interest rate swap is the estimated amount that the Company would pay to terminate the interest rate swap agreement at the reporting date.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. The estimated fair values of financial instruments presented are not necessarily indicative of the amounts the Company might realize in actual market transactions.

14.  Income Taxes

Income (loss) before income taxes and extraordinary item consists of the following:

                                          Six Months
                              Year Ended     Ended         Year Ended
                             December 31, December 31, June 30,   June 30,
                                  1997        1996       1996       1995

United States                  $ 2,758     $ 4,195    $(18,054)  $(38,225)
Foreign                            140         317        (122)      (14)
                               $ 2,898     $ 4,512    $(18,176)  $(38,239)

The income tax provision (benefit) consists of:


 Current income taxes:
   Federal                    $      -     $   803    $      -   $      -
   State                           946         570         792        402
                                   946       1,373         792        402
 Deferred income taxes:
   Federal                     (20,400)     (2,292)       (493)       912
   State                        (1,000)        651        (762)     1,366
                               (21,400)     (1,641)     (1,255)     2,278
 Income tax provision (benefit)
    excluding extraordinary
     item                     $(20,454)    $  (268)   $   (463)  $  2,680

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are comprised of the following:

                                   December 31,  December 31,  June 30,
                                       1997          1996        1996
Deferred income tax liabilities:
 Property, plant & equipment        $(18,925)     $(18,445)   $(18,109)
   Total deferred tax liabilities    (18,925)      (18,445)    (18,109)

Deferred income tax assets:
 Net operating loss carryforwards     27,525        26,502      28,219
 Alternative minimum tax credits         159           183          84
 Investment tax credits                1,427         1,622       1,622
 Miscellaneous                         5,040         5,571       5,521
 Valuation allowance                  (7,230)      (28,837)    (31,519)
  Total deferred tax assets           26,921         5,041       3,927
    Net deferred tax assets
    (liabilities)                   $  7,996      $(13,404)   $(14,182)

The difference between tax expense (benefit) calculated at the U.S. federal statutory tax rate and the recorded tax expense (benefit) on pre-tax income before extraordinary item is reconciled below:


                                                Six Months
                                  Year Ended       Ended          Year Ended
                                  December 31,  December 31,  June 30,  June 30,
                                      1997          1996        1996      1995
Income tax (benefit) on the amount
 of Federal statutory rate         $     985     $   1,534   $ (6,180) $(13,001)
State income taxes (benefit)             (36)          806        252      (286)
Current benefit of state operating
 loss carryforwards                     (353)         (655)      (232)        -
Operating losses with
 no current tax benefit                1,182             -      3,204     2,272
Other increase (decrease)
 in valuation allowance              (22,232)       (1,630)      (544)    6,233
Excess liabilities                         -             -          -     4,000
Reorganization costs                       -             -      2,636     1,712
Other                                      -          (323)       401     1,750
  Total income tax provision
  (benefit)                        $ (20,454)    $    (268)  $   (463) $  2,680


NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

At December 31, 1997, the Company has federal net operating loss carryforwards available to offset future regular taxable income and investment tax credit carryforwards available to offset future federal income taxes payable. These carryforwards expire as follows:

                            Net Operating Loss    Investment Tax
 December 31,                 Carryforwards    Credit Carryforwards

     1998                        $      -             $  255
     1999                               -                240
     2000                               -                409
     2001                             353                 82
     2002                           3,725                174
     2003                           1,720                 52
     2004                           4,968                215
     2005                          13,089                  -
     2006                           4,545                  -
     2007                          15,089                  -
     2008                          10,682                  -
     2009                           6,358                  -
     2010                           9,031                  -
     2011                               -                  -
     2012                           1,695                  -
       Total                      $71,255             $1,427

The Company has $48,719 of state and local net operating loss carryforwards available to offset future state and local taxable income. These carryforwards will expire starting in 1998 and will continue to expire through 2012. The Company also has foreign net
operating  loss  carryforwards  of  approximately  $1,500.    The   net
operating loss carryforwards for alternative minimum tax purposes are approximately $35,363 at December 31, 1997.

A valuation allowance was recorded in prior years to reserve primarily for deferred tax assets that were not expected to be recovered through future reversal of existing temporary differences. In management's judgment, realization of the reserved tax benefits did not meet the "more likely than not" recognition criteria of SFAS No. 109 due to the Company's history of operating losses and projections of future taxable income. At December 31, 1997, the valuation allowance was reduced to $7,230 based on management's evaluation of the weight of available evidence about the likelihood of realizing the deferred tax assets. Positive factors contributing to the decision to reduce the valuation allowance included the sustained period of profitability since emergence from bankruptcy and improved outlooks for future earnings. The remaining valuation allowance at December 31, 1997 reserves a portion of the state operating loss carryforwards and certain other temporary differences and all of the investment tax credit, capital loss, and foreign operating loss carryforwards.

Under the Plan, NRG Energy acquired a 41.86% equity interest in the Company. This acquisition, along with other shifts in shareholders' stock holdings, amounted to a more than 50% change in ownership in the Company over a three year period. Under the general net operating loss and tax credit carryover rules, utilization of these losses and tax credits would be limited. However, the Internal Revenue Code provides an exception to the general rules for loss corporations that undergo an

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

ownership change by reason of certain bankruptcy proceedings. The Company believes it qualifies for the bankruptcy exception and its net operating loss and tax credit carryforwards are not subject to the change of ownership limitations. The bankruptcy exception rules also provide that if a subsequent ownership change should occur within the two years following the bankruptcy-protected change, the benefits of the bankruptcy exception will be lost and the Company's net operating loss and tax credit carryforwards will be effectively eliminated. As of December 31, 1997, the Company has not undergone a subsequent ownership change in the two year period following the bankruptcy protected change.

15.  Transactions with Related Parties

NRG Energy provides management, administrative, operation and maintenance services and certain other services to the Company. Interest expense related to loans from NRG Energy was $1,327, $648 and $1,098, for the year ended December 31, 1997, the six months ended December 31, 1996 and for fiscal 1996. Selling, general and administrative expenses include $562, $479 and $129 for reimbursement of services provided by NRG Energy under the terms of a management services agreement for the year ended December 31, 1997, the six months ended December 31, 1996 and for the year ended June 30, 1996.

Effective January 1, 1997, Power Operation, Inc., a wholly-owned subsidiary of the Company providing operations and maintenance for the Newark and Parlin facilities under long-term contracts, was sold to NRG Energy. The amount expensed by the Company for these services was $350 in 1997.

The  Parlin  project  sells up to 9 MW of power  to  NRG  Parlin,  Inc.
("NPI"), a wholly-owned subsidiary of NRG Energy. NPI resells this power at retail to a customer of the Company under an agreement extending until 2021. Total sales to NPI were $1,300 in 1997.

NRG Energy is the project manager of the Morris Project acquired in December 1997 by the Company from NRG Energy.

16.   Segment Information and Major Customers

The Company operates principally in two industry segments. The energy segment consists of the development and ownership of cogeneration and
standby/peak  shaving  projects.   The  equipment  sales,  rental   and
services  segment  consists  of  the  selling  and  renting  of   power
generation,   cogeneration  and  standby/peak  shaving  equipment   and
services.   Information with respect to these business segments  is  as follows:
                                             Six Months
                               Year Ended      Ended          Year Ended
                              December 31,  December 31,  June 30,  June 30,
                                  1997          1996        1996      1995
Revenues:
  Energy                       $ 43,210      $ 23,247    $ 69,308  $ 80,246
  Equipment sales, rental
    and services                 21,594        16,669      27,239    22,001
                               $ 64,804      $ 39,916    $ 96,547  $102,247

Identifiable assets:
  Energy                       $195,027      $141,890    $142,390  $164,243
  Equipment sales, rental
    and services                  8,332        16,170      21,342    22,866
  Corporate assets               24,535        15,564      14,430     2,639
                               $227,894      $173,624    $178,162  $189,748

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

                                            Six Months
                               Year Ended      Ended          Year Ended
                              December 31,  December 31,  June 30,  June 30,
                                  1997          1996        1996      1995
Operating income (loss):
  Energy                       $ 24,984      $ 12,136    $ 16,785  $ 19,642
  Equipment sales, rental
   and services                  (2,020)        1,018        (754)  (20,265)
  General corporate expenses     (6,608)       (1,374)     (4,029)  (11,254)
                               $ 16,356      $ 11,780    $ 12,002  $(11,877)
Depreciation expense:
  Energy                       $  6,788      $  3,272    $  7,025  $  7,152
  Equipment sales, rental
   and services                     498           333         756     1,494
  Not allocable                      34            21          77       246
                               $  7,320      $  3,626    $  7,858  $  8,892
Capital expenditures:
  Energy                       $  5,115      $  1,189    $    273  $    457
  Equipment sales, rental
   and services                     432            31           7       161
  Not allocable                     168             2          19       126
                               $  5,715      $  1,222    $    299  $    744

Revenue by segment consists of sales to unaffiliated customers; intersegment sales are not significant. For the purpose of this presentation, development and other fees are considered revenues of the energy segment. Selling, general and administrative expenses have been allocated to the individual segments on the basis of segment revenues and geographical location.

Identifiable assets are those assets that are used in the operations of each business segment. Corporate assets are those not used in the operations of a specific segment and consist primarily of cash, deferred financing costs and deferred taxes.

Information with respect to the Company's geographical areas of business is as follows:

                                            Six Months
                              Year Ended       Ended          Year Ended
                              December 31,  December 31,  June 30,  June 30,
                                  1997          1996        1996      1995
Revenues:
  United States                $ 51,504      $ 27,937    $ 82,917  $ 89,332
  United Kingdom                 13,300        11,979      13,630    12,915
                               $ 64,804      $ 39,916    $ 96,547  $102,247
     Net income (loss):
  United States                $ 23,236      $  6,087    $(17,591) $(40,905)
  United Kingdom                    116           336        (122)      (14)
                               $ 23,352      $  6,423    $(17,713) $(40,919)
Identifiable assets:
  United States                $221,752      $164,631    $169,657  $179,793
  United Kingdom                  6,142         8,993       8,505     9,955
                               $227,894      $173,624    $178,162  $189,748

NRG Generating (U.S.) Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)

Revenues from one energy customer accounted for 57%, 46%, 62% and 65% for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively.

17.  Operating Leases

Total rental expense under various operating leases was approximately $178, $504, $804 and $1,300 for the year ended December 31, 1997, the six months ended December 31, 1996, and the years ended June 30, 1996 and 1995, respectively.

18.  Minority Interest

O'Brien  (Philadelphia)  Cogeneration  ("OPC"),  a  subsidiary  of  the
Company, is 17% owned by an unrelated private investor. OPC is required to make quarterly distributions to the minority owner of 17% of its net earnings. These distributions totaled $244, $125 and $227 for the year ended December 31, 1997, the six months ended December 31, 1996, and fiscal 1996, respectively, and are recorded as interest expense in the consolidated statement of operations. The 17% minority interest is redeemable by the Company at its option for a price equal to 17% of the present value of the projected income stream of OPC. The Company is obligated upon certain events of default to redeem the minority interest at 60% of the Company's redemption price. The Company's redemption price at December 31, 1997 was approximately $2,315. There are no events of default.

19.  Subsequent Event

On March 9, 1998, the Company announced that it had received notice from PECO Energy ("PECO"), the purchaser of electric power from Grays Ferry Cogeneration Partnership, that PECO believed that its power purchase agreements with the partnership relating to the Grays Ferry project were no longer in effect and that PECO refused to pay the electricity rates set forth in the agreements. The Company has filed a lawsuit against PECO and the Pennsylvania Public Utility Commission seeking to prevent PECO from terminating its power purchase agreements with the Grays Ferry Cogeneration Partnership, to compel PECO to pay the electricity rates set forth in the agreements, and to compel the Pennsylvania Public Commission to allow the costs of the power purchase agreements to be recovered in retail electric rates. The Company is uncertain as to what the outcome of this matter will be or what effect it will have on the business or financial condition of the Company.

The Grays Ferry Cogeneration Partnership has received a notice of default from the agent for the lenders under its principal loan agreement. As of the date of this Report, management believes that it is not in default under any of its principal credit agreements as a result of the asserted Grays Ferry default. However, either (i) the passage of time under the current circumstances, or (ii) certain actions which may be taken by the lenders to the Grays Ferry Partnership as a consequence of the asserted Grays Ferry default, would result in a cross-default under a $30,000 reducing revolving credit facility that the Company entered into in December 1997. Such a cross-default, if it were to occur, could result in further cross-defaults under other credit agreements of the Company and its subsidiaries. The Company has
obtained  a   temporary  waiver   of   any   cross-default  under   the
$30,000 reducing revolving credit facility. However, there can be no assurance that the Company will be successful continuing to obtain any such waiver if and when it may be needed or in avoiding such cross-defaults. As a result, there can be no assurance that the Grays Ferry default will not result in cross-defaults which would have a material adverse effect on the Company's liquidity and financial condition.

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

3.3       Restated Bylaws of the Company.

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

10.14.3 Letter Agreement dated May 20, 1996 between NRG Generating (Newark) Cogeneration and Stewart & Stevenson Operations, Inc. filed as Exhibit 10.16.3 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year
          ended   June  30,  1996  and  incorporated  herein  by   this
          reference.

10.15.1 Agreement for Purchase and Sale of Electric Power dated October 20. 1986 between the Company and JCP&L and filed as an exhibit to the Company's Registration Statement (File No. 33-11789) and incorporated herein by this reference.

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

10.25.1 NRG Generating (Newark) Cogeneration Inc./Power Operations, Inc. Operating and Maintenance Agreement dated November 8, 1996 between NRG Generating (Newark) Cogeneration Inc. and Power Operations, Inc.

10.25.2 NRG Generating (Parlin) Cogeneration Inc./Power Operations, Inc. Operating and Maintenance Agreement dated December 31,
          1996 between NRG Generating (Parlin) Cogeneration Inc. and Power Operations, Inc.

10.25.3   Guarantee  of  Operator's Obligations by  the  Company  dated
          November   8,  1996  relative  to  NRG  Generating   (Newark)
          Cogeneration Inc.

10.25.4 Indemnification Agreement dated March 21, 1997 between NRG Generating (Newark) Cogeneration Inc., NRG Generating (Parlin) Cogeneration Inc., NRG Energy and Credit Suisse First Boston.

10.25.5 Stock Purchase Agreement dated January 1, 1997 between NRG Energy and the Company.

10.25.6 Guarantee of Operator's Obligations by NRG Energy dated March 21, 1997 between NRG Generating (Newark) Cogeneration Inc. and NRG Generating (Parlin) Cogeneration Inc.

10.25.7 Consent to Assignment of Operating Guaranty Agreement dated March 21, 1997 between NRG Generating (Newark) Cogeneration Inc., NRG Generating (Parlin) Cogeneration Inc., NRG Energy and Credit Suisse First Boston.

10.26.1   Credit   Agreement  dated  December  17,  1997  between   NRG
          Generating (U.S.) Inc., MeesPierson Capital Corp. and the Lenders (as defined therein).

10.26.2   Promissory  Note dated December 17, 1997 from the Company  to
          MeesPierson  Capital  Corp.  in  the  principal   amount   of
          $30,000,000.

10.26.3   Pledge  Agreement  dated  December  17,  1997,  between   NRG
          Generating (U.S.) Inc. and MeesPierson Capital Corp.

10.26.4   Guarantee  dated  as of December 17, 1997,  made  by  O'Brien
          (Philadelphia)

          Cogeneration Inc. in favor of MeesPierson Capital Corp.

10.26.5   General  Security  Agreement dated as of December  17,  1997,
          between   O'Brien   (Philadelphia)  Cogeneration   Inc.   and
          MeesPierson Capital Corp.

10.26.6 General Security Agreement dated as of December 17, 1997, by NRG Generating (U.S.) Inc. in favor of MeesPierson Capital Corp.

10.26.7 General Security Agreement dated as of December 17, 1997, by O'Brien Energy Services Company in favor of MeesPierson Capital Corp.

10.26.8 Subordination Agreement dated as of December 10, 1997, among MeesPierson Capital Corp., the Senior Lenders, NRG Generating (U.S.) Inc. and NRG Energy, Inc.

10.26.9 Subordination Agreement dated as of December 17, 1997 among MeesPierson Capital Corp., the Senior Lenders, O'Brien (Philadelphia) Cogeneration Inc. and O'Brien Energy Services Company.

10.27.1 Membership Interest Purchase Agreement dated December 10, 1997 between NRG Energy, NRGG Funding Inc. ("NRGG Funding") and the Company filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 30, 1997 and incorporated herein by this reference.

10.27.2 Equity Commitment Agreement dated September 15, 1997 between NRG Energy and The Chase Manhattan Bank ("Chase").

10.27.3 Assignment and Assumption Agreement dated December 10, 1997 between NRG Energy and NRGG Funding.

10.27.4 Equity Commitment Guaranty, dated as of December 10, 1997 by NRG Energy in favor of Chase and NRG (Morris) Cogen, LLC ("Cogen, LLC").

10.27.5 Amendment and Consent, dated as of December 10, 1997 among Cogen, LLC and the banks (the "Banks") party to the Credit Agreement, dated as of September 15, 1997, among Cogen, LLC, the Banks and Chase.

10.27.6 Construction Services Agreement dated August 29, 1997 between Cogen, LLC and NRG Energy.

10.27.7 First Amendment to Construction Services Agreement dated December 10, 1997 between Cogen, LLC and NRG Energy.

10.27.8 Construction and Term Loan Agreement dated September 15, 1997 between Cogen, LLC, Chase and the Banks.

10.27.9 Consent and Amendment, dated as of December 10, 1997, among Cogen, LLC, the Banks and Chase.

10.27.10 Pledge and Security Agreement, dated as of December 10, 1997 by NRGG Funding and Morris in favor of Chase.

10.27.11 Supplemental Loan Agreement, dated as of December 10, 1997 between NRG Energy, the Company and NRGG Funding.

10.27.12 Subordination Agreement, dated as of December 10, 1997 between Chase and NRG Energy.

10.27.13 Subordinated Pledge and Security Agreement, dated as of December 10, 1997 by NRGG Funding and Morris to NRG Energy.

10.27.14 Operation and Maintenance Agreement dated September 19, 1997 between Cogen, LLC and NRG Morris Operations Inc.

10.27.15  First  Amendment to Operation and Maintenance Agreement dated
          December   10,  1997  between  Cogen,  LLC  and  NRG   Morris
          Operations Inc.

10.27.19 Assignment, Assumption and Consent, dated as of December 30, 1997 among NRG Energy, NRGG Funding, the Company and Equistar Chemicals, LP a successor in interest to Millennium Petrochemicals, Inc.

10.27.20 Limited Guaranty dated September 19, 1997 by NRG Energy for the benefit of Cogen, LLC.

10.27.21 First Amendment to Limited Guaranty, dated as of the 10th day of December, 1997 that amends the Limited Guaranty made by NRG Energy for the benefit of Cogen, LLC dated September 19, 1997.

10.28 Newark Lease filed as Exhibit 10.29 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year
          ended   June  30,  1996  and  incorporated  herein  by   this
          reference.

10.29 Parlin Lease filed as Exhibit 10.30 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year
          ended   June  30,  1996  and  incorporated  herein  by   this
          reference.

10.30.1 NRG Generating (U.S.) Inc. 1996 Stock Option Plan ("1996 Plan") dated September 20, 1996 and filed as Appendix A to the Company's Proxy Statement dated October 28, 1996 and incorporated herein by this reference.

10.30.2   Form  of 1996 Plan Incentive Stock Option Agreement filed  as
          Exhibit 10.31.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.30.3 Form of 1996 Plan Employee Nonqualified Stock Option Agreement filed as Exhibit 10.31.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year
          ended   June  30,  1996  and  incorporated  herein  by   this
          reference.

10.30.4 Form of 1996 Plan Nonemployee Director Nonqualified Stock Option Agreement filed as Exhibit 10.31.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.31.1 NRG Generating (U.S.) Inc. 1997 Stock Option Plan ("1997 Plan") dated May 1, 1997 and filed as an Appendix to the Company's Proxy Statement dated April 24, 1997 and incorporated herein by this reference.

10.31.2   Form of 1997 Plan Incentive Stock Option Agreement.

10.31.3   Form   of  1997  Plan  Employee  Nonqualified  Stock   Option
          Agreement.

10.31.4 Form of 1997 Plan Nonemployee Director Nonqualified Stock Option Agreement.

10.32 Employment Agreement dated March 28, 1997 between the Company and Robert T. Sherman, Jr., and filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated herein by this reference.

10.33 Employment Agreement dated August 28, 1997 between the Company and Richard Stone.

10.34 Employment Agreement dated April 30, 1996 between the Company and Leonard A. Bluhm filed as Exhibit 10.32 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by this reference.

10.35 Confidentiality Agreement dated October 3, 1997 between the Company and NRG Energy.

21        List of Subsidiaries of the Registrant.

23.1      Consent of Price Waterhouse LLP.

27        Financial Data Schedule.