Form 10-Q
period 1998-03-31
NRG GENERATING U S INC
filed 1998-05-15
CIK 795185

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q
                               ___________

                               (Mark one)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,836,769 shares of Common Stock, $0.01 par value per share, as of May 11, 1998.

                       NRG GENERATING (U.S.) INC.
                                FORM 10-Q
                             March 31, 1998

                                  INDEX


                                                                   Page
Part I - Financial Information:

     Item  1.  Financial Statements                                  3

          Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997                     3
          Consolidated Statements of Operations -
            Three months ended March 31, 1998 and March 31, 1997 4 Consolidated Statements of Cash Flows -
            Three months ended March 31, 1998 and March 31, 1997     5
          Notes to Consolidated Financial Statements                 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    8


Part II - Other Information

     Item 1.  Legal Proceedings                                     15

     Item 3.  Defaults Upon Senior Securities                       16

     Item 6.  Exhibits and Reports on Form 8-K                      17

     Signature                                                      18

     Index to Exhibits                                              19

                                 PART 1

                          FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       NRG GENERATING (U.S.) INC.
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

                                 ASSETS
                                                                   March 31,    December 31,
                                                                      1998          1997
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents....................................  $     4,979  $    3,444
  Restricted cash and cash equivalents.........................        8,634       8,527
  Accounts receivable, net.....................................       11,401      11,099
  Receivables from related parties.............................           65          87
  Notes receivable, current....................................            1          27
  Inventories..................................................        2,131       2,134
  Other current assets.........................................          696       1,022

    Total current assets.......................................       27,907      26,340

Property, plant and equipment, net.............................      125,908     127,574
Property under construction....................................       71,274      46,247
Project development costs......................................          129         129
Investments in equity affiliates...............................       14,394      13,381
Deferred financing costs, net..................................        5,518       5,643
Deferred tax assets, net.......................................        7,996       7,996
Other assets...................................................          557         584

    Total assets...............................................  $   253,683  $  227,894

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc....  $     1,966  $    2,864
  Current portion of nonrecourse long-term debt................        8,796       8,525
  Current portion of recourse long-term debt...................          455         495
  Short-term borrowings........................................        1,793       1,313
  Accounts payable.............................................       23,270      20,582
  Prepetition liabilities......................................          780         775
  Other current liabilities....................................        2,678       3,083

    Total current liabilities..................................       39,738      37,637

Loans due NRG Energy, Inc......................................        4,439       4,439
Nonrecourse long-term debt.....................................      186,000     165,020
Recourse long-term debt........................................       25,000      25,000

    Total liabilities..........................................      255,177     232,096

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................            -           -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,871,069 shares issued,
    6,836,769 shares outstanding as of
    March 31, 1998 and December 31, 1997, respectively.........           68          68
  Additional paid-in capital...................................       65,715      65,715
  Accumulated deficit..........................................      (66,919)    (69,592)
  Accumulated other comprehensive income (loss)................         (358)       (393)

    Total stockholders' equity (deficit).......................       (1,494)     (4,202)

    Total liabilities and stockholders' equity (deficit).......  $   253,683  $  227,894

The accompanying notes are an integral part of these consolidated financial statements.

                       NRG GENERATING (U.S.) INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Dollars in thousands, except per share amounts)

                                                            Three Months Ended
                                                          March 31,    March 31,
                                                            1998         1997
REVENUES:
 Energy revenues................................        $    11,283  $    12,391
 Equipment sales and services...................              5,471        4,606
 Rental revenues................................                875          460

                                                             17,629       17,457

COST OF REVENUES:
 Cost of energy revenues........................              3,513        3,160
 Cost of equipment sales and services...........              4,739        3,899
 Cost of rental revenues........................                650          383

                                                              8,902        7,442

   Gross profit.................................              8,727       10,015

Selling, general and
 administrative expenses........................              2,107        2,253

   Income from operations.......................              6,620        7,762

Interest and other income.......................                218          162
Equity in earnings of affiliates................              1,007           39
Interest and debt expense.......................             (3,553)      (3,537)

   Income before income taxes...................              4,292        4,426

Provision for income taxes......................              1,619          339

   Net income...................................        $     2,673  $     4,087

Basic earnings per share........................        $      0.39  $      0.63

Diluted earnings per share......................        $      0.38  $      0.62

Weighted average shares outstanding (Basic).....              6,837        6,441

Weighted average shares outstanding (Diluted)...              7,010        6,624


The accompanying notes are an integral part of these consolidated financial statements.

                       NRG GENERATING (U.S.) INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (Dollars in thousands)

                                                                   Three Months Ended
                                                                  March 31,   March 31,
                                                                    1998         1997
Cash Flows from Operating Activities:
 Net income...................................................  $     2,673 $     4,087
 Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization............................       2,106       1,973
      Equity in earnings of affiliates.........................      (1,007)        (39)
      Gain on disposition of property and equipment............         (67)          -
      Other, net...............................................          29         594
     Changes in operating assets and liabilities:
        Accounts receivable, net...............................        (302)       (560)
        Inventories............................................           3         178
        Receivables from related parties.......................          22          86
        Other assets...........................................         325         626
        Accounts payable and other current liabilities.........      (1,303)         37

          Net cash provided by operating activities............       2,479       6,982

Cash Flows from Investing Activities:
  Capital expenditures.........................................     (25,314)       (291)
  Proceeds from disposition of property and equipment..........          71         175
  Project development costs....................................           -         (15)
  Collections on notes receivable..............................          26         277
  Deposits into restricted cash accounts, net..................        (102)     (2,065)

          Net cash used in investing activities................     (25,319)     (1,919)

Cash Flows from Financing Activities:
  Proceeds from long-term debt.................................      23,387           -
  Repayments of long-term debt.................................      (2,176)     (2,715)
  Net proceeds (repayments) of short-term borrowings...........       3,168        (266)
  Payments of prepetition liabilities..........................           -        (408)
  Deferred financing costs.....................................          (4)          -

          Net cash provided by (used) in financing activities..      24,375      (3,389)

 Net increase in cash and cash equivalents.....................       1,535       1,674
 Cash and cash equivalents, beginning of period................       3,444       3,187
 Cash and cash equivalents, end of period......................  $    4,979 $     4,861


Supplemental disclosure of cash flow information:
  Interest paid..............................................    $    3,327 $     3,537
  Income taxes paid..........................................           347         389



The accompanying notes are an integral part of these consolidated financial statements.

                       NRG GENERATING (U.S.) INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 1998
                         (Dollars in thousands)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NRG Generating (U.S.) Inc. (the "Company") and its subsidiaries develop and own cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

      Basis of Presentation

      The consolidated financial statements include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. Investments in companies, partnerships and projects that are more than 20% but less than majority-owned are accounted for by the equity method.

      The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented. Results of operations for an interim period may not give a true indication of results for the year.

      Reclassifications

      Certain reclassifications have been made to conform prior year's data to the current presentation. These reclassifications had no impact on previously reported net income or stockholders' deficit.

      Net Earnings Per Share

      Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method.


                               Three Months Ended                   Three Months Ended
                                 March 31, 1998                       March 31, 1997
                         Income         Shares               Income        Shares
                      (Numerator)   (Denominator)   EPS    (Numerator)  (Denominator)   EPS
Net income:
 Basic EPS            $     2,673          6,837  $ 0.39   $     4,087         6,441  $ 0.63
 Effect of dilutive
   stock options                -            173                     -           183

 Diluted EPS          $     2,673          7,010  $ 0.38   $     4,087         6,624  $ 0.62

2.    LOANS DUE NRG ENERGY, INC.

      Of the March 31, 1998 loan balance of $4,439 due to NRG Energy, Inc. ("NRG Energy"), $2,539 has a maturity date of April 30, 2001 and $1,900 has a maturity date of July 1, 2005.

3.    COMPREHENSIVE INCOME

      During the three months ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income for the quarter ended March 31, 1998 and 1997 was $2,315 and $4,016, respectively. The difference between total comprehensive income and net income for the above periods was due to foreign currency translation adjustments.

4.    LITIGATION

      The Company's wholly-owned subsidiary through which it owns a one-third interest in the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership"), filed suit as one of three Plaintiffs (including the Grays Ferry Partnership) in an action brought against PECO Energy Company ("PECO") on March 9, 1998, in the United States District Court for the Eastern District of Pennsylvania, for PECO's refusal to pay the partnership the electricity rates set forth in the power purchase agreements. On March 19, 1998, the federal district court dismissed the federal lawsuit for lack of subject matter jurisdiction. On March 27, 1998, the Plaintiffs filed a motion for reconsideration and leave to file an amended complaint. On April 13, 1998 the federal district court judge denied the Plaintiffs' motion. The Plaintiffs thereafter filed a new lawsuit in state court in Pennsylvania seeking, among other things, to enjoin PECO from terminating its power purchase agreements with the partnership and to compel PECO to pay the electricity rates set forth in the agreements. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction enjoining PECO from terminating the power purchase agreements and ordering PECO to comply with the terms of the power purchase agreements pending the outcome of the litigation. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the power purchase agreements and pay the rates set forth in the agreements. The Plaintiffs were required to post a bond in the amount of $50 in connection with the preliminary injunction. On May 8, 1998, PECO filed a notice of appeal and a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partner-ship filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the power purchase agreements. The Grays Ferry Partnership is vigorously pursuing the litigation and expects to achieve a favorable result. No provision for loss has been recorded.

      For additional  information see "Part I - Financial  Information  -
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" "Part II -
Other Information - Item 1. Legal Proceedings;" and "Part II - Other Information - Item 3. Defaults Upon Senior Securities."

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the year ended December 31, 1997. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's financial statements included in Part I, Item 1 of this Report on Form 10-Q. All dollar amounts (except per share amounts) set forth in this Report are in thousands.

      Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, uncertainties inherent in predicting the outcome of litigation and other factors discussed in this report and the Company's Report on Form 10-K for the year ended December 31, 1997 entitled "Item 1. Business - Risk Factors." Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing this Report, whether as a result of new information, future events or otherwise.

General

      The Company is engaged primarily in the business of developing, owning and operating cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In addition to its energy business, the Company sells and rents power generation and cogeneration equipment through subsidiaries located in the United States and the United Kingdom.

      In its role as a developer and owner of energy projects, the Company has developed the following projects in which it currently has an ownership interest:

          (a) The 52 megawatt ("MW") Newark Boxboard Project (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990, and is owned by the Company's wholly-owned subsidiary NRG Generating (Newark) Cogeneration Inc. ("Newark");

          (b) The 122 MW E.I. du Pont de Nemours Parlin Project (the "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991, and is owned by the Company's wholly-owned subsidiary NRG Generating (Parlin) Cogeneration Inc. ("Parlin");

          (c) The 22 MW Philadelphia Cogeneration Project (the "Philadelphia PWD Project"), located in Philadelphia, Pennsylvania, began operations in May 1993, and is owned by an 83%-owned subsidiary of the Company; and

          (d) The 150 MW Grays Ferry Project, located in Philadelphia, Pennsylvania, began operations in January 1998. The Company owns a one-third interest in the Grays Ferry Partnership, which owns the Grays Ferry Project.

      In December 1997, the Company acquired from NRG Energy a 117 MW steam and electricity cogeneration project located in Morris, Illinois (the "Morris Project"). The Morris Project is currently under construction with commercial operation currently expected to occur during the fourth quarter of 1998.

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

Net Income and Earnings Per Share

      Pre-tax earnings for the 1998 first quarter were $4,292 compared to $4,426 in the prior year comparable quarter. Net income for the 1998 first quarter was $2,673, or diluted earnings per share of $0.38, compared to first quarter 1997 net income of $4,087, or diluted earnings per share of $0.62. The decrease in net income is primarily due to lower income tax expense in 1997 as a result of recognition of net operating loss carryforwards. During the 1997 fourth quarter, the Company reduced the valuation allowance established for net operating loss carryforwards and other deferred tax assets, resulting in recognition in earnings of most remaining net operating loss carryforwards. Consequently, beginning with the 1998 first quarter, income taxes are generally charged against pre-tax earnings without any reduction for net operating loss carryforwards that continue to be used to reduce income taxes currently payable. Prior to the 1997 fourth quarter, net operating loss carryforwards were recognized as a reduction of income tax expense based on pre-tax earnings reported for the period. The decrease in diluted earnings per share is due to the higher effective income tax rate and an increase in the weighted average shares outstanding. Weighted average shares outstanding increased primarily due to the conversion by NRG
Energy in October 1997 of $3,000 of borrowings to the Company into 396,255 shares of the Company's common stock.

      On a pro forma basis, 1997 first quarter net income would have been $2,662, or diluted earnings per share of $0.40, assuming the same effective tax rate as in the 1998 first quarter.

Revenues

      Energy revenues for the first quarter 1998 of $11,283 decreased from first quarter 1997 revenues of $12,391. Energy revenues primarily reflect billings associated with the Newark and Parlin Projects and the Company's Philadelphia PWD Project. The decrease in energy revenues was primarily attributable to seasonal capacity revenues recognized in the first quarter 1997.

      Revenues recognized at Parlin and Newark were $5,386 and $4,845 for the first quarter 1998 and $6,289 and $5,094 for the first quarter 1997, respectively. The decreases were primarily due to a milder winter in the first quarter 1998 as compared to the comparable period in 1997 and to seasonal capacity revenues recognized in the first quarter 1997.

      Energy revenues from the Company's Philadelphia PWD Project for the first quarter 1998 of $1,052 increased slightly from first quarter 1997 revenues of $1,008.

      Equipment sales and services revenues for the first quarter 1998 of $5,471 increased from first quarter 1997 revenues of $4,606. The revenue increase is primarily attributable to higher sales volume.

      OES equipment sales and services revenues for the first quarter 1998 of $2,248 increased from first quarter 1997 revenues of $1,288. The increase is primarily due to higher sales volume. Puma equipment sales and services revenues for the first quarter 1998 of $3,223 decreased from first quarter 1997 revenues of $3,318. The decrease was primarily due to the unfavorable impact of foreign currency rates in some of Puma's Asian markets.

      Rental revenues for the first quarter 1998 of $875 increased from first quarter 1997 revenues of $460. The increase was due primarily to higher sales volume due to the ice storms in the northeastern United States and Canada.

Costs and Expenses

      Cost of energy revenues for the first quarter 1998 of $3,513 increased from first quarter 1997 costs of $3,160. The increase was primarily the result of depreciation costs associated with equipment capitalized at the Newark and Parlin facilities in periods subsequent to the first quarter of 1997.

      Cost of equipment sales and services for the first quarter 1998 of $4,739 increased from first quarter 1997 costs of $3,899. The increase was primarily due to increased costs associated with higher sales volume at OES.

      Cost of rental revenues for the first quarter 1998 of $650 increased from first quarter 1997 costs of $383. The increase was pri-marily due to increased sales volume due to the ice storms in the north-eastern United States and Canada.

      The Company's gross profit for the first quarter 1998 of $8,727 (49.5% of sales) decreased from the first quarter 1997 gross profit of $10,015 (57.4% of sales). The gross profit decrease is primarily attributable to energy segment seasonal capacity revenues recognized in the first quarter of 1997 and to lower gross margin equipment sales in the first quarter 1998.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses ("SG&A") for the first quarter 1998 of $2,107 decreased from first quarter 1997 SG&A expenses of $2,253. The reduction is primarily due to lower bad debts and lower insurance costs, offset in part by increased legal expenses.

Interest and Other Income

      Interest and other income for the first quarter 1998 of $218 increased from first quarter 1997 interest and other income of $162. The increase was primarily attributable to a gain on the disposal of equipment in the quarter ended March 31, 1998.

Equity in Earnings of Affiliates

      Equity in earnings of affiliates for the first quarter 1998 of $1,007 increased from first quarter 1997 equity in earnings of affiliates of $39. The increase was primarily due to the earnings of the Grays Ferry Project which commenced operations in January 1998 and accounted for approximately $986 of the Company's equity in earnings of affiliates for the first quarter of 1998. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the power purchase agreements. The electric power purchaser from the Grays Ferry Project has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements, and the Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. The Grays Ferry Partnership is vigorously pursuing this litigation and expects to achieve a favorable result. For additional information see
"Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II - Other Information - Item 1. Legal Proceedings."

Interest and Debt Expense

      Interest and debt expense for the first quarter 1998 of $3,553 increased from first quarter 1997 interest and debt expense of $3,537.

Income Taxes

      The income tax provision for the quarter ended March 31, 1998 is based on the effective tax rate expected to be applicable for the full year. During the 1997 fourth quarter, the Company reduced the valuation allowance established for tax benefits attributable to net operating loss carryforwards and other deferred tax assets, resulting in recognition of most remaining operating loss carryforwards in 1997 fourth quarter earn-ings. Consequently, beginning with the 1998 first quarter, income taxes are generally charged against pre-tax earnings without any reduction for operating loss carryforwards that continue to be used to reduce income taxes currently payable. Prior to the 1997 fourth quarter, net operating losses were recognized as a reduction of income tax expense based on pre-tax income reported for the period.

Liquidity and Capital Resources

      In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $141,321 was outstanding at March 31, 1998) and a $5,000 five-year debt service reserve line of credit. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrent with the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount ($70,661 at March 31, 1998) at 6.9% plus the margin.

      NRGG Schuylkill Cogeneration, Inc. ("NSC"), a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project. In March 1996, the Grays Ferry Partnership entered into a credit agreement with The Chase Manhattan Bank N.A. to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997.

      NRG Energy entered into a loan commitment to provide NSC the funding, if needed, for the NSC capital contribution obligation to the Grays Ferry Partnership. Prior to March 31, 1998, NSC had borrowed
$10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at March 31, 1998, and contributed the proceeds to the Grays Ferry Partnership as part of the above-referenced capital contribution. In connection with this loan commitment for the Grays Ferry Project, the Company granted NRG Energy the right to convert $3,000 of borrowings under the commitment into 396,255 shares of common stock of the Company. In October 1997, NRG Energy exercised such conversion right in full.

      In connection with its acquisition of the Morris Project, NRGG Funding Inc. (a wholly-owned subsidiary of the Company) ("NRGG Funding") assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000. NRG Energy has guaranteed to the Morris Project's lenders that NRGG Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of NRGG Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). The Company intends to arrange financing for either NRGG Funding or itself (the terms and manner of which have not been determined by the Company) to fund the required future equity contributions by NRGG Funding to the Morris Project. In addition, NRG Energy has committed in a Supplemental Loan Agreement between the Company, NRGG Funding and NRG Energy to loan NRGG Funding and the Company (as co-borrower) the full amount of such equity contributions by NRGG Funding, subject to certain conditions precedent, at NRGG Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to NRGG Funding and the Company.

      On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility with a new lender. The facility is secured by the assets and cash flows of the
Philadelphia PWD Project as well as the distributable cash flows of the Newark and Parlin Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the Philadelphia PWD Project and $1,500 for general corporate purposes. The remaining $5,000 of the facility will become available once security interests in the Philadelphia PWD Project are perfected. As a consequence of the pending Grays Ferry Partnership litigation, however, the Company has agreed not to draw additional funds under this facility. The Company is unable to predict whether or when additional funds may become available under this facility. The facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. Interest is based, at the Company's option, on LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. The interest rate was 7.56% at March 31, 1998. The facility provides for commitment fees of 0.375% on the unused facility.

      As previously noted, the electric power purchaser from the Grays Ferry Project has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over its obligations under such agreements. After initially refusing to pay the rates set forth in the power purchase agreements, the power purchaser has been ordered by the court in which the litigation is pending to comply with power purchase agreements pending the outcome of the litigation. However, the power purchaser has filed a notice of appeal and motion to stay the court's order, and there can be no assurance that such order will not be stayed or reversed on appeal. Moreover, the Grays Ferry Partnership is in default of its principal credit agreement, and the lenders thereunder have the ability to prevent the Grays Ferry Partnership from distributing cash held or generated by the Grays Ferry Project. Such rights, if exercised by such lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from distributing cash to its partners during the pendency of the litigation. Any such actions by the Grays Ferry Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and on the Company. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel the power purchaser to pay the amounts due and owing under the power purchase agreements, in accordance with a preliminary injunction entered against the power purchaser on May 5, 1998. The Company believes the receipt by the Grays Ferry Partnership of such payments would materially reduce the likelihood that such lenders will cause such adverse effects to occur.

      The Company believes that the Grays Ferry Partnership is likely either to prevail in the pending litigation with its electric power purchaser or otherwise to achieve a favorable resolution of this dispute. However, the Company believes that if the power purchaser's position ultimately were to be sustained, the Grays Ferry Partnership would cease to be economically viable as currently structured and the Company's earnings and financial position could be materially adversely affected. In addition, the Company could incur other material costs associated with such litigation which would not be recovered and could suffer cross-defaults under one or more of its credit agreements. While the Company intends to continue to pursue a rapid and favorable resolution of the litigation with the power purchaser, there can be no assurance that such an outcome will be obtained.

                                 PART II

                            OTHER INFORMATION


ITEM 1.  Legal Proceedings.

All dollar amounts are in thousands.

      Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration Inc. and Trigen-
Philadelphia Energy Corp. v. PECO Energy Company, Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission, the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-CV-1243, filed March 9, 1998. On March 19, 1998, the federal district court dismissed this lawsuit for lack of subject matter jurisdiction. On March 27, 1998, the Plaintiffs filed a motion for reconsideration and leave to file an amended complaint. On April 13, 1998 the federal district court judge denied the Plaintiffs' motion.

      Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration Inc. and Trigen-
Philadelphia Energy Corp. v. PECO Energy Company, Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission, Court of Common Pleas Philadelphia County, April Term 1998, No. 544, filed April 9, 1998. This action arose out of PECO Energy Company's ("PECO") notification to the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership") that PECO believes its power purchase agreements with the Grays Ferry Partnership relating to the Grays Ferry Cogeneration Project (the "Grays Ferry Project") are no longer effective and PECO's refusal to pay the electricity rates set forth in the agreement based on its allegations that the Pennsylvania Public Utility Commission has denied cost recovery of the power purchase agreements in retail electric rates. The Grays Ferry Partnership's complaint against PECO asserts claims which include breach of contract, fraud, breach of implied covenant of good faith, conversion, breach of fiduciary duties and tortious interference with contract. The Plaintiffs are seeking to enjoin PECO from terminating the power purchase agreements and to compel PECO to pay the rates set forth therein. The Plaintiffs also are seeking actual and punitive damages and attorneys' fees and costs. On April 22, 1998, the court allowed the Grays Ferry Partnership to file an amended complaint to discontinue the suit against the Pennsylvania Public Utility Commission without prejudice. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction pending the outcome of the litigation enjoining PECO from terminating the power purchase agreements and ordering PECO to comply with the terms of the power purchase agreements. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the power purchase agreements and pay the rates set forth in the agreements. The Plaintiffs were required to post a bond in the amount of $50 in connection with the preliminary injunction. On May 8, 1998, PECO filed a notice of appeal and a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the power purchase agreements.

      NRG Generating (U.S.) Inc. (the "Company") is subject from time to time to various other claims that arise in the normal course of business, and management believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.

ITEM 3.  Defaults Upon Senior Securities.

All dollar amounts are in thousands.

Grays Ferry Cogeneration Partnership

      NRGG Schuylkill Cogeneration, Inc., a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry
Partnership which owns the Grays Ferry Project. The Grays Ferry Partnership and The Chase Manhattan Bank N.A. ("Chase"), as Agent bank for the Lenders (as defined therein), are parties to a Credit Agreement dated March 1, 1996 to finance the Grays Ferry Project (the "Chase Facility"), of which $113,000 was outstanding as of March 31, 1998. Certain actions taken by PECO, the electric power purchaser under two power purchase agreements with the Grays Ferry Partnership, have caused certain defaults to occur under the Chase Facility. Such defaults have included defaults in the obligation to make interest payments thereon of $639 due on April 8, 1998 and $639 due on May 8, 1998, as well as certain other defaults resulting directly or indirectly from the actions taken by PECO. As of the date of this Report, the aggregate interest arrearage on the Chase Facility is approximately $1,300. In addition, as of the date of this Report, the Grays Ferry Partnership is in default of an aggregate of approximately $177 of payments due Chase as counterparty under interest rate swap arrangements entered into in connection with the Chase Facility. The Grays Ferry Partnership has sufficient funds to pay such amounts; however, Chase has declined to permit disbursements from the Grays Ferry Partnership's bank accounts due to the actions by PECO. The Grays Ferry Partnership believes that once PECO has paid the amounts owed under the power purchase agreements, Chase will release the funds needed to pay such obligations. For additional information see "Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II - Other Information - Item 1. Legal Proceedings."

The Company

      The Company, MeesPierson Capital Corp. ("MeesPierson") and certain other Lenders (as defined therein) are parties to a Credit Agreement dated as of December 17, 1997 which provides for a $30,000, three-year reducing, revolving credit facility agreement (the "MeesPierson Facility"), of which $25,000 was outstanding on March 31, 1998. The MeesPierson Facility includes cross-default provisions that cause defaults to occur under the MeesPierson Facility in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by PECO have resulted in certain cross-defaults under the MeesPierson Facility. As of the date of this Report, all such cross-defaults have been waived by MeesPierson, as Agent under the MeesPierson Facility. For additional information see "Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources."

ITEM 6  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

        The   "Index  to  Exhibits"  following  the  signature  page   is
        incorporated herein by reference.

      (b)  Reports on Form 8-K

        The following Reports on Form 8-K were filed by the registrant during the fiscal quarter ended March 31, 1998:

           1. Current Report on Form 8-K dated December 30, 1997, reporting information under Items 2 and 7.

           2. Current Report on Form 8-K dated March 9, 1998, reporting information under Item 5.

                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            NRG GENERATING (U.S.), INC.
                                     Registrant

Date:  May 15, 1998         By: /s/ Timothy P. Hunstad
                                    Timothy P. Hunstad
                     Vice President and Chief Financial Officer
                     (Principal Financial Officer and Duly Authorized Officer)

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

3.3 Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference.

27.1 Financial Data Schedule for the quarter ended March 31, 1998 (for SEC filing purposes only).

27.2 Restated Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 (for SEC filing purposes only).