Form 10-Q
period 1998-06-30
COGENERATION CORP OF AMERICA
filed 1998-08-14
CIK 795185

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
                                ___________

                                (Mark one)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    OR

    _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

        Commission File Number 1-9208

                    COGENERATION CORPORATION OF AMERICA
            (Exact name of Registrant as Specified in Charter)

             Delaware                          59-2076187
   (State or other jurisdiction             (I.R.S. Employer
         of incorporation)                 Identification No.)
                                ___________

                      One Carlson Parkway, Suite 240
                     Minneapolis, Minnesota 55447-4454
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (612) 745-7900

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
   6,836,769 shares of Common Stock, $0.01 par value per share, as of August 10, 1998.

                    COGENERATION CORPORATION OF AMERICA
                                 FORM 10-Q
                               June 30, 1998

                                   INDEX


                                                                    Page
Part I - Financial Information:

 Item 1.    Financial Statements                                     3

            Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997                    3
            Consolidated Statements of Operations -
              Three months and six months ended June 30, 1998
              and June 30, 1997                                      4
            Consolidated Statements of Cash Flows -
              Six months ended June 30, 1998 and June 30, 1997       5
            Notes to Consolidated Financial Statements               6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     10


Part II  -  Other Information

 Item 1.    Legal Proceedings                                       19

 Item 3.    Default Upon Senior Securities                          21

 Item 4.    Submission of Matters to a Vote of Security  Holders    22

 Item 6.    Exhibits and Reports on Form 8-K                        22

 Signature                                                          23

Index to Exhibits                                                   24

                                  PART 1

                           FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                    COGENERATION CORPORATION OF AMERICA
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                  ASSETS
                                                                      June 30,  December 31,
                                                                        1998        1997
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents....................................    $      5,114 $   3,444
  Restricted cash and cash equivalents.........................           9,278     8,527
  Accounts receivable, net.....................................           9,881    11,099
  Receivables from related parties.............................             245        87
  Notes receivable, current....................................               3        27
  Inventories..................................................           2,439     2,134
  Other current assets.........................................           1,229     1,022

    Total current assets.......................................          28,189    26,340

Property, plant and equipment, net.............................         124,063   127,574
Property under construction....................................          80,847    46,247
Project development costs......................................             129       129
Investments in equity affiliates...............................          16,022    13,381
Deferred financing costs, net..................................           5,389     5,643
Deferred tax assets, net.......................................           7,996     7,996
Other assets...................................................             543       584

    Total assets...............................................    $    263,178 $ 227,894

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc....    $      1,596 $   2,864
  Current portion of nonrecourse long-term debt................           9,068     8,525
  Current portion of recourse long-term debt...................             415       495
  Short-term borrowings........................................           1,524     1,313
  Accounts payable.............................................          16,713    20,582
  Prepetition liabilities......................................             789       775
  Other current liabilities....................................           2,681     3,083

    Total current liabilities..................................          32,786    37,637

Loans due NRG Energy, Inc......................................           4,439     4,439
Nonrecourse long-term debt.....................................         201,077   165,020
Recourse long-term debt........................................          25,000    25,000

    Total liabilities..........................................         263,302   232,096

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................               -         -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,871,069 shares issued,
    6,836,769 shares outstanding as of
     June 30, 1998 and December 31, 1997, respectively.........              68        68
  Additional paid-in capital...................................          65,715    65,715
  Accumulated deficit..........................................         (65,540)  (69,592)
  Accumulated other comprehensive income (loss)................            (367)     (393)

    Total stockholders' equity (deficit).......................            (124)   (4,202)

    Total liabilities and stockholders' equity (deficit).......    $    263,178 $ 227,894

The accompanying notes are an integral part of these consolidated financial statements.

                    COGENERATION CORPORATION OF AMERICA
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in thousands, except per share amounts)

                                              Three Months Ended      Six Months Ended
                                              June 30,  June 30,    June 30,   June 30,
                                                1998      1997        1998       1997
REVENUES:
 Energy revenues.......................      $  10,518 $   9,002  $   21,801 $   21,393
 Equipment sales and services..........          2,863     4,586       8,334      9,192
 Rental revenues.......................            606       467       1,481        927

                                                13,987    14,055      31,616     31,512

COST OF REVENUES:
 Cost of energy revenues...............          4,187     4,072       7,700      7,232
 Cost of equipment sales and services..          2,729     3,662       7,468      7,561
 Cost of rental revenues...............            524       440       1,174        823

                                                 7,440     8,174      16,342     15,616

   Gross profit........................          6,547     5,881      15,274     15,896

 Selling, general and
  administrative expenses..............          2,429     1,663       4,536      3,916

   Income from operations..............          4,118     4,218      10,738     11,980

 Interest and other income.............            251       227         469        389
 Equity in earnings of affiliates......          1,639         4       2,646         43
 Interest and debt expense.............         (3,486)   (3,794)     (7,039)    (7,331)

   Income before income taxes..........          2,522       655       6,814      5,081

Provision for income taxes.............          1,143       184       2,762        523

   Net income..........................      $   1,379 $     471  $    4,052 $    4,558

Basic earnings per share...............      $    0.20 $    0.07  $     0.59 $     0.71

Diluted earnings per share.............      $    0.20 $    0.07  $     0.58 $     0.69

Weighted average shares
 outstanding (Basic)...................          6,837     6,441       6,837      6,441

Weighted average shares
 outstanding (Diluted).................          6,987     6,578       6,999      6,566

The accompanying notes are an integral part of these consolidated financial statements.

                    COGENERATION CORPORATION OF AMERICA
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in thousands)

                                                                     Six Months Ended
                                                                    June 30,   June 30,
                                                                      1998       1997
Cash Flows from Operating Activities:
 Net income.....................................................  $    4,052 $    4,558
 Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization............................       4,234      3,774
       Equity in earnings of affiliates.........................      (2,646)       (43)
       (Gain) loss on disposition of property and equipment.....        (137)       491
       Other, net...............................................          31        (38)
     Changes in operating assets and liabilities:
         Accounts receivable, net...............................       1,218      1,183
         Inventories............................................        (305)      (121)
         Receivables from related parties.......................        (158)       121
         Other assets...........................................        (223)        23
         Accounts payable and other current liabilities.........         662     (2,067)

           Net cash provided by operating activities............       6,728      7,881

Cash Flows from Investing Activities:
   Capital expenditures.........................................     (35,557)    (1,277)
   Proceeds from disposition of property and equipment..........         686        600
   Investment in equity affiliates..............................           -     (1,100)
   Project development costs....................................           -        (15)
   Collections on notes receivable..............................          24      1,122
   Deposits into restricted cash accounts, net..................        (737)    (1,158)

           Net cash used in investing activities................     (35,584)    (1,828)

Cash Flows from Financing Activities:
   Proceeds from long-term debt.................................      34,672      1,100
   Repayments of long-term debt.................................      (4,353)    (6,016)
   Net proceeds (repayments) of short-term borrowings...........         211       (415)
   Net repayments of prepetition liabilities....................           -     (1,732)
   Deferred financing costs.....................................          (4)         -

           Net cash provided by (used) in financing activities..      30,526     (7,063)

  Net increase in cash and cash equivalents.....................       1,670     (1,010)
  Cash and cash equivalents, beginning of period................       3,444      3,187
Cash and cash equivalents, end of period........................  $    5,114 $    2,177

Supplemental disclosure of cash flow information:
  Interest paid..............................................     $    7,306 $    8,040
  Income taxes paid..........................................            648      1,030
  Transfer of construction payables into long-term debt......          6,201          -

The accompanying notes are an integral part of these consolidated financial statements.

                    COGENERATION CORPORATION OF AMERICA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               JUNE 30, 1998
                          (Dollars in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cogeneration Corporation of America ("CogenAmerica" or the "Company" formerly NRG Generating (U.S.) Inc.) and its subsidiaries develop and own cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

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

     Net Earnings Per Share

     Basic earnings per share include no dilution and computed by dividing net income available to common stockholders by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method.

                                  Three Months Ended                  Three Months Ended
                                     June 30, 1998                       June 30, 1997
                              Income         Shares                Income        Shares
                           (Numerator)   (Denominator)   EPS    (Numerator)  (Denominator)   EPS
Net income:
 Basic EPS               $       1,379          6,837 $ 0.20 $         471          6,441 $ 0.07
 Effect of dilutive
   stock options                     -            150                    -            137

 Diluted EPS             $       1,379          6,987 $ 0.20 $         471          6,578 $ 0.07

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               JUNE 30, 1998
                          (Dollars in thousands)

                                   Six Months Ended                     Six Months Ended
                                     June 30, 1998                        June 30, 1997
                              Income         Shares                Income        Shares
                           (Numerator)   (Denominator)   EPS    (Numerator)  (Denominator)   EPS
Net income:
 Basic EPS               $       4,052          6,837 $ 0.59 $        4,558         6,441 $ 0.71
 Effect of dilutive
   stock options                     -            162                     -           125

 Diluted EPS             $       4,052          6,999 $ 0.58 $        4,558         6,566 $ 0.69

2.   LOANS DUE NRG ENERGY, INC.

     Of the June 30, 1998 loan balance of $4,439 due to NRG Energy, Inc. ("NRG Energy"), $2,539 has a maturity date of April 30, 2001 and $1,900 has a maturity date of July 1, 2005.

3.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. Total comprehensive income for the quarter ended June 30, 1998 and 1997 was $1,370 and $520, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $4,078 and $4,536, respectively. The difference between total comprehensive income and net income for the above periods was due to foreign currency translation adjustments.

4.   LITIGATION

     Grays Ferry Litigation. The Company's wholly-owned subsidiary through which it owns a one-third interest in the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership"), filed suit as one of three Plaintiffs (including the Grays Ferry Partnership) in an action brought against PECO Energy Company ("PECO") on March 9, 1998, in the United States District Court for the Eastern District of Pennsylvania, for PECO's refusal to pay the partnership the electricity rates set forth in the power purchase agreements. On March 19, 1998, the federal district court dismissed the federal lawsuit for lack of subject matter jurisdiction. On March 27, 1998, the Plaintiffs filed a motion for reconsideration and leave to file an amended complaint. On April 13, 1998 the federal district court judge denied the Plaintiffs' motion. The Plaintiffs thereafter filed a new lawsuit in state court in Pennsylvania seeking, among other things, to enjoin PECO from terminating its power purchase agreements with the partnership and to compel PECO to pay the electricity rates set forth in the agreements. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction enjoining PECO from terminating the power purchase agreements and ordering PECO to comply with the terms of the power purchase agreements pending the outcome of the litigation. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the power purchase agreements and pay the rates set forth in the agreements. The Plaintiffs were required to post a bond in the amount of $50 in connection with the preliminary injunction. On May 8, 1998, PECO filed a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the power purchase agreements. On May 20, 1998, the Court of Common Pleas granted the motion for civil contempt and ordered PECO to pay $50 for each day that PECO failed to comply with the court's order. The power purchaser, in response to the preliminary injunction, has made all past due payments under protest and continues to make payments to the Grays Ferry Partnership under protest according to the terms of the power purchase agreements. PECO has filed a notice of appeal from the court's preliminary injunction order. On July 7, 1998 PECO withdrew its appeal of the preliminary injunction. The trial date of March 31, 1999 has been established and the discovery phase of the litigation is progressing. The Grays Ferry Partnership is vigorously pursuing the litigation and expects to achieve a favorable result.

      As  a  result  of  the  power purchasers  actions,  the  Grays  Ferry
Partnership is currently in default of its project financing credit agreement. The debt under the credit agreement is secured only by the partnership's assets and the partners' ownership interest in the partnership. The lenders have not accelerated the debt as a result of the default. However, the Grays Ferry Partnership is currently prohibited from making certain distributions to its owners and other parties. At June 30, 1998 the Company's investment in the Grays Ferry Partnership, which is accounted for by the equity method, was $15.5 million. While it is possible that the Company's investment could become impaired, the Company does not believe that is likely and no provision for loss has been recorded.

      NRG Energy Arbitration. On January 30, 1998, the Company gave notice to NRG Energy of a dispute to be arbitrated pursuant to the terms of its Co-Investment Agreement with the Company. With certain exceptions, the Co-Investment Agreement obligates NRG Energy to offer to sell to the Company "eligible projects," which are defined in the Co-Investment Agreement as
certain  facilities  which  generate  electricity  for  sale  through   the
combustion of natural gas, oil or any other fossil fuel. The Co-Investment Agreement provides that if NRG Energy offers to sell an eligible project to the Company and the Company declines to purchase the project, NRG Energy then has the right to sell the project to a third party at a price which equals or exceeds that offered to the Company. See "Business - Project Development Activities - Co-Investment Agreement with NRG Energy." In the arbitration proceeding, the Company contended that NRG Energy breached the Co-Investment Agreement by, among other things, agreeing to sell to OGE Energy Corp., an affiliate of Oklahoma Gas and Electric Company a 110 MW cogeneration project in Oklahoma without first offering the project to the Company at the same price. The Company requested specific performance of
NRG  Energy's  obligations under the Co-Investment Agreement.   NRG  Energy
argued  that it had no obligation to offer the project to the Company.   On
June 8, 1998, the arbitration panel reviewing the matter issued a preliminary injunction prohibiting NRG Energy from closing the sale of the project to OGE Energy Corp., pending the outcome of the arbitration and subject to the Company's posting of a $500 bond, which the Company posted.

      On July 31, 1998 the arbitration panel held that NRG Energy had not fulfilled its obligations under the Co-Investment Agreement by failing to offer the project to CogenAmerica under the terms of the Co-Investment Agreement. The arbitration panel ordered NRG Energy to offer the project to CogenAmerica. Specifically the order provided for a permanent injunction enjoining the closing of the sale of the project to OGE Energy Corp. In addition, the bond that CogenAmerica posted for the preliminary injunction was released and no additional bond or security was required. By August 30, 1998, NRG Energy is required to make a written offer of the project to CogenAmerica on the same terms, price and structure as offered to OGE Energy Corp. In addition, the offer is required to include seller financing, based on a good faith standard, as required by the Co-Investment Agreement. CogenAmerica will have thirty days from receipt of the reoffer to inform NRG Energy if it intends to purchase the project.

      On August 4, 1998 NRG Energy made an offer to sell the facility to CogenAmerica as required by the arbitration panel's order. As of the date of this Report, CogenAmerica has made no determination whether to accept NRG Energy's offer.

      For additional information see "Part I - Financial Information - Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;" "Part II - Other Information - Item 1. Legal Proceedings;" and "Part II - Other Information
- Item 3. Defaults Upon Senior Securities."

5.   REVOLVING CREDIT FACILITY

     On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility. The facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. At June 30, 1998, borrowings of $25,000 were outstanding.
The facility is secured by the assets and cash flows of the Philadelphia PWD Project as well as the distributable cash flows of the Newark and Parlin Projects and the Grays Ferry Partnership.

     The credit agreement includes cross-default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by the power purchaser of the Grays Ferry Project have resulted in a cross default under the revolving credit facility. Repayment of the revolving credit facility has not been accelerated and the lender has waived such default through July 1, 1999. The Company has agreed not to draw any additional amounts under the revolving credit facility.

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

General

     The Company is engaged primarily in the business of developing, owning and operating cogeneration projects, which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. In addition to its energy business, the Company sells and rents power generation and cogeneration equipment through subsidiaries located in the United States and the United Kingdom.

     In its role as a developer and owner of energy projects, the Company has developed the following projects in which it currently has an ownership interest:

          (a) The 52 megawatt ("MW") Newark Boxboard Project (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990, and is owned by the Company's wholly-owned subsidiary CogenAmerica Newark, Inc. ("Newark");

          (b) The 122 MW E.I. du Pont de Nemours Parlin Project (the "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991, and is owned by the Company's wholly-owned subsidiary CogenAmerica Parlin, Inc. ("Parlin");

          (c) The 22 MW Philadelphia Cogeneration Project (the "Philadelphia PWD Project"), located in Philadelphia, Pennsylvania, began operations in May 1993. The principal project agreements relating to the Philadelphia PWD Project are held by an 83%-owned subsidiary of the Company; and

          (d) The 150 MW Grays Ferry Project, located in Philadelphia, Pennsylvania, began operations in January 1998. The Company owns a one-third interest in the Grays Ferry Partnership, which owns the Grays Ferry Project.

      In December 1997, the Company acquired from NRG Energy a 117 MW steam and electricity cogeneration project located in Morris, Illinois (the "Morris Project"). The Morris Project is currently under construction with commercial operation currently expected to occur during the fourth quarter of 1998.

      The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its Newark and Parlin Projects. Under the amended PPAs, JCP&L is responsible for all natural gas supply and delivery. Management believes that this change in these PPAs has reduced its historical volatility in gross margins on revenues from such projects by eliminating the Company's exposure to fluctuations in the price of natural gas that must be paid by its Newark and Parlin Projects.

      Both the Newark and Parlin Projects were previously certified as qualifying facilities ("QFs") by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The effect of QF status is generally to exempt a project's owners from relevant provisions of the Federal Power Act, the Public Utility Holding Company Act of 1935 ("PUHCA"), and state utility-type regulation. However, as permitted under the terms of its renegotiated PPA, Parlin has chosen to file rates with FERC as a public utility under the Federal Power Act. The effect of this filing was to relinquish the Parlin Project's claim to QF status. The FERC approved Parlin's rates effective April 30, 1996 and has determined Parlin to be an exempt wholesale generator ("EWG"). As an EWG, Parlin is exempt from PUHCA, and the ownership of Parlin by the Company does not subject the Company to regulation under PUHCA. Finally, as a seller of power exclusively at wholesale, Parlin is not generally subject to state regulation and, in any case, management believes that Parlin complies with all applicable requirements of state utility law.

      In addition to the energy business, the Company sells and rents power generation and cogeneration equipment and provides related services. The Company operates its equipment sales, rentals and services business principally through two subsidiaries. In the United States, the equipment sales, rentals and services business operates under the name of O'Brien Energy Services Company ("OES"). NRG Generating Limited, a wholly-owned United Kingdom subsidiary, is the holding company for a number of subsidiaries that operate in the United Kingdom under the common name of Puma ("Puma"). The Company has determined that OES and Puma are no longer a part of its strategic plan, and the Company is currently pursuing alternatives for the disposition of these businesses. The disposition of these businesses is not expected to have a material impact on the Company's results of operations or financial position.

Net Income and Earnings Per Share

      Pre-tax earnings for the 1998 second quarter were $2,522 compared to $655 in the prior year comparable quarter. Pre-tax earnings for the first six months of 1998 were $6,814 compared to $5,081 in the prior year comparable period. Net income for the 1998 second quarter was $1,379, or diluted earnings per share of $0.20, compared to second quarter 1997 net income of $471, or diluted earnings per share of $0.07. Net income for the first six months of 1998 was $4,052, or diluted earnings per share of $0.58, compared to net income of $4,558 in the prior year comparable period, or diluted earnings per share of $0.69. The increase in net income for the second quarter is primarily due to higher earnings from the Newark and Parlin Projects and the equity in earnings from the Grays Ferry
Project, which commenced operations in January 1998, offset by lower earnings from the equipment sales, rental and services segment and higher income tax expense. Net income for the first six months of 1998 was lower than the prior year period primarily due to lower earnings from the equipment sales, rental and services segment and higher income tax expense, offset by the positive impact of earnings from the Grays Ferry Project. Diluted earnings per share for the 1998 second quarter increased from the prior comparable quarter due to higher net income, offset by an increase in the weighted average shares outstanding. Diluted earnings per share for the first six months of 1998 decreased from the prior year comparable period due to lower net income and an increase in the weighted average shares outstanding. Weighted average shares outstanding increased primarily due to the conversion by NRG Energy in October 1997 of $3,000 of borrowings to the Company into 396,255 shares of the Company's common stock.

      During the 1997 fourth quarter, the Company recorded an income tax benefit by reducing the valuation allowance previously established for federal and state net operating loss carryforwards and other deferred tax assets. Consequently, although the net operating loss carryforwards continue to reduce income taxes currently payable, 1998 earnings are generally fully-taxed. In the quarter and six months ended June 30, 1997, which was prior to reversal of the valuation allowance, net operating loss carryforwards were recognized each period as a reduction of income tax expense based on pretax income. On a comparable basis, net income for the quarter and six months ended June 30, 1997 would have been $358 and $3,021, or diluted earnings per share of $0.05 and $0.46, respectively, assuming the same effective tax rate as in the 1998 periods.

Revenues

      Energy revenues for the second quarter 1998 of $10,518 increased from revenues of $9,002 for the comparable period in 1997. Energy revenues for the first six months of 1998 of $21,801 increased from $21,393 for the comparable period in 1997. Energy revenues primarily reflect billings associated with the Newark and Parlin Projects and the Company's Philadelphia PWD Project. The increase in energy revenues for the second quarter 1998 was primarily attributable to seasonal capacity revenues and due to a major maintenance outage at the Newark Project in the second quarter 1997.

      Revenues recognized at Parlin and Newark were $5,127 and $4,343 for the second quarter 1998 and $4,317 and $3,615 for the comparable period in 1997, respectively. Revenues recognized at Parlin and Newark were $10,513 and $9,188 for the first six months of 1998 and $10,606 and $8,709 for the comparable period in 1997, respectively. The increases were primarily due to seasonal capacity revenues and due to a major maintenance outage at the Newark Project in the second quarter 1997.

      Energy revenues from the Company's Philadelphia Water Department standby facility project for the second quarter 1998 of $1,048 decreased slightly from revenues of $1,070 for the comparable period in 1997. Energy revenues from this project for the first six months of 1998 of $2,100 increased slightly from the $2,078 of revenues for the comparable period in 1997.

      Equipment sales and services revenues for the second quarter 1998 of $2,863 decreased from revenues of $4,586 for the comparable period in 1997. Equipment sales and services revenues for the first six months of 1998 of $8,334 decreased from the $9,192 of revenues for the comparable period in
1997. The decreases wee primarily attributable to lower sales volume in the second quarter 1998.

      OES equipment sales and services revenues for the second quarter 1998 of $1,208 decreased from revenues of $1,440 for the comparable period in 1997. OES equipment sales and services revenues for the first six months of 1998 of $3,456 increased from the $2,728 of revenues for the comparable period in 1997. The increase for the first six months is primarily due to higher sales volume. Puma equipment sales and services revenues for the second quarter 1998 of $1,655 decreased from revenues of $3,146 for the comparable period in 1997. Puma equipment sales and services revenues for the first six months of 1998 of $4,878 decreased from the $6,464 of revenues for the comparable period in 1997. The decreases were primarily due to lower sales volumes in some of Puma's Asian markets.

      Rental revenues for the second quarter 1998 of $606 increased from revenues of $467 for the comparable period in 1997. Rental revenues for the first six months of 1998 of $1,481 increased from the $927 of revenues for the comparable period in 1997. The increases were due primarily to higher sales volume due to ice storms in the northeastern United States and Canada.

Costs and Expenses

      Cost of energy revenues for the second quarter 1998 of $4,187 increased from costs of $4,072 for the comparable period in 1997. Cost of energy revenues for the first six months of 1998 of $7,700 increased from the $7,232 of costs for the comparable period in 1997. The increases were primarily the result of depreciation associated with equipment capitalized at the Newark and Parlin facilities in periods subsequent to the first quarter of 1997.

      Cost of equipment sales and services for the second quarter 1998 of $2,729 decreased from costs of $3,662 for the comparable period in 1997. Cost of equipment sales and services for the first six months of 1998 of $7,468 decreased from the $7,561 of costs for the comparable period in 1997. The decreases were primarily due to lower sales volume at Puma.

      Cost of rental revenues for the second quarter 1998 of $524 increased from costs of $440 for the comparable period in 1997. Cost of rental revenues for the first six months of 1998 of $1,174 increased from the $823 of costs for the comparable period in 1997. The increases were primarily due to increased sales volume due to ice storms in the northeastern United States and Canada.

      The Company's gross profit for the second quarter 1998 of $6,547 (46.8% of sales) increased from the second quarter 1997 gross profit of $5,881 (41.8% of sales). Gross profit for the first six months of 1998 of $15,274 (48.3% of sales) decreased from gross profit of $15,896 (50.4% of sales) for the first six months of 1997. The gross profit increase for the second quarter is primarily attributable to energy segment seasonal capacity revenues. The gross profit decrease for the first six months of 1998 is primarily due to lower equipment sales.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses ("SG&A") for the second quarter 1998 of $2,429 increased from second quarter 1997 SG&A expenses of $1,663. SG&A for the first six months of 1998 of $4,536 increased from SG&A of $3,916 for the comparable period in 1997. The increase is primarily due to higher legal expenses, offset in part by lower insurance costs.

Interest and Other Income

      Interest and other income for the second quarter 1998 of $251 increased from interest and other income of $227 for the comparable period in 1997. Interest and other income for the first six months of 1998 of $469 increased from interest and other income of $389 for the comparable period in 1997. The increase for the six month period is primarily attributable to a gain on the disposal of equipment.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates for the second quarter 1998 of $1,639 increased from second quarter 1997 equity in earnings of affiliates of $4. Equity in earnings of affiliates for the first six months of 1998 of $2,646 increased from equity in earnings of affiliates of $43 for the comparable period in 1997. The increases were primarily due to earnings from the Grays Ferry Project, which commenced operations in January 1998, of $1,646 and $2,632 for the second quarter and first six months of 1998, respectively. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the power purchase agreements. The electric power purchaser has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements, and the Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. For additional information see "Part I - Financial Information" and "Part II - Other Information - Item 1. Legal Proceedings."

Interest and Debt Expense

      Interest  and  debt  expense for the second quarter  1998  of  $3,486 decreased from interest and debt expense of $3,794 for the comparable period in 1997. Interest and debt expense for the first six months of 1998 of $7,039 decreased from interest and debt expense of $7,331 for the comparable period in 1997. The decrease is primarily attributable to lower average outstanding debt at Parlin and Newark as well as reduced interest rates on the Company's borrowings.

Income Taxes

      During the 1997 fourth quarter, the Company reduced the valuation allowance established for tax benefits attributable to net operating loss carryforwards and other deferred tax assets, resulting in recognition of most remaining operating loss carryforwards in 1997 fourth quarter earnings. Consequently, beginning with the 1998 first quarter, income taxes are generally charged against pre-tax earnings without any reduction for operating loss carryforwards that continue to be used to reduce income taxes currently payable. Prior to the 1997 fourth quarter, net operating loss carryforwards were recognized each period as a reduction of income tax expense based on pre-tax income.

      The consolidated effective tax rate for the quarters ended June 30, 1998 and 1997 was 45.3% and 28.1%, respectively. The consolidated effective tax rate for the six months ended June 30, 1998 and 1997 was 40.5% and 10.3%, respectively. The higher effective rates in 1998 were due to the above-mentioned reduction in the valuation allowance and foreign losses at the Puma subsidiary for which a tax benefit was not recorded.

Liquidity and Capital Resources

     In May 1996, the Company's wholly-owned subsidiaries Newark and Parlin entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $139,190 was outstanding at June 30, 1998) and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of Newark's and Parlin's assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of up to $25,000 of the amount outstanding under the Loan. The interest rate on the outstanding principal is variable based on, at the option of Newark and Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with entering into the Credit Agreement, Newark and Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount ($69,595 at June 30, 1998) at 6.9% plus the margin.

      CogenAmerica Schuylkill, Inc. ("CSI"), a wholly owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project. In March 1996, the Grays Ferry Partnership entered into a credit agreement with The Chase Manhattan Bank N.A. to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997.

      NRG Energy entered into a loan commitment to provide CSI the funding, if needed, for the CSI capital contribution obligation to the Grays Ferry Partnership. CSI borrowed $10,000 from NRG Energy under this loan agreement in 1997, of which $1,900 remained outstanding to NRG Energy at June 30, 1998, and contributed the proceeds to the Grays Ferry Partnership as part of the above-referenced capital contribution. In connection with this loan commitment for the Grays Ferry Project, the Company granted NRG Energy the right to convert $3,000 of borrowings under the commitment into 396,255 shares of common stock of the Company. In October 1997, NRG Energy exercised such conversion right in full.

     In connection with its acquisition of the Morris Project, CogenAmerica Funding Inc. (a wholly-owned subsidiary of the Company) ("CogenAmerica Funding") assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000 and are expected to be required to be funded starting in September 1998. NRG Energy has guaranteed to the Morris Project's lenders that CogenAmerica Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of CogenAmerica

Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). NRG Energy has committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrower) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. The Company anticipates that certain of such equity contributions will be financed through the Supplemental Loan Agreement. However, the Company is continuing to pursue alternative sources of financing for either CogenAmerica Funding or itself (the terms and manner of which have not been determined by the Company) to fund the remainder of the required future equity contributions by CogenAmerica Funding to the Morris Project, which financing may include a refinancing of any amounts borrowed under the Supplemental Loan Agreement.

      On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility with a new lender. The facility is secured by the assets and cash flows of the
Philadelphia PWD Project as well as the distributable cash flows of the Newark and Parlin Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the Philadelphia PWD Project and $1,500 for general corporate purposes. As a consequence of the pending Grays Ferry Partnership litigation, however, the Company has agreed not to draw additional funds under this facility. In the absence of a waiver which the Company has obtained, the actions taken by the power purchaser from the Grays Ferry Project would have resulted in cross-defaults under this facility. The Company is unable to predict whether or when additional funds may become available under this facility. The $30,000 facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. Interest is based, at the Company's option, on LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. The interest rate resets on a monthly basis. The interest rate was 7.31% at June 30, 1998. The facility provides for commitment fees of 0.375% on the unused facility.

     The electric power purchaser from the Grays Ferry Project has asserted that its power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over its obligations under such agreements. After initially refusing to pay the rates set forth in the power purchase agreements, the power purchaser has been ordered by the court in which the litigation is pending to comply with the power purchase agreements pending the outcome of the litigation. As a consequence of such order, the power purchaser is currently paying the contracted rates for electric power under protest. However, the power purchaser has filed a notice of appeal and motion to stay the court's order, and there can be no assurance that such order will not be stayed or reversed on appeal. Moreover, as a result of the power purchasers actions, the Grays Ferry Partnership is in default of its principal credit agreement, and the lenders thereunder have the ability to prevent the Grays Ferry Partnership from distributing or otherwise disbursing cash held or generated by the Grays Ferry Project. Such rights, if exercised by such lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from distributing cash to its partners during the pendency of the litigation. Any such actions by the Grays Ferry Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and on the Company. The Company believes that as long as the Grays Ferry Partnership continues to receive the contracted amounts due under the power purchase agreements, such lenders are unlikely to cause such adverse effects to occur. While the Grays Ferry Partnership's lenders have allowed the partnership to meet its obligations to suppliers, the partnership received a notice of default from the lenders on June 22, 1998, for the failure to timely convert the loan used for construction purposes to a term loan. Such failure occurred due to the Event of Default created by the alleged termination of the power purchase agreements by the electric power purchaser and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the endurance of certain unresolved issues between the Grays Ferry Partnership and Westinghouse Electric Corporation ("Westinghouse") regarding completion and testing of the Grays Ferry Project, which issues are the subject of an ongoing arbitration proceeding between the partnership and Westinghouse. Based on discussions with representatives of the lenders to the Grays Ferry Partnership, the Company believes that until there is a satisfactory resolution of the litigation the lenders will continue to fund the operations of the project but will not allow distributions for the payment of subordinated fees, payments to the subordinated debt lender or equity distributions to the partners. In lieu of making these payments, the Company anticipates that the Grays Ferry Partnership will be required to apply such amounts to the repayment of the loan. The Company further expects that at the time the litigation is resolved the loan will be restructured. For additional information see "Part II - Item 1. Legal Proceedings" and "Part II - Item 3. Defaults Upon Senior Securities."

     The Company believes that the Grays Ferry Partnership is likely either to prevail in the pending litigation with its electric power purchaser or otherwise to achieve a favorable resolution of this dispute. However, the Company believes that if the power purchaser's position ultimately were to be sustained, the Grays Ferry Partnership would cease to be economically viable as currently structured and the Company's earnings and financial position could be materially adversely affected. In addition, the Company could incur other material costs associated with such litigation, which would not be recovered and could suffer cross-defaults under one or more of its credit agreements. While the Company intends to continue to pursue a rapid and favorable resolution of the litigation with the power purchaser, there can be no assurance that such an outcome will be obtained.

Year 2000

     The Year 2000 issue refers generally to the data structure problem that will prevent systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations. The Year 2000 problem may occur in computer software programs, computer hardware systems and any device that relies on a computer chip if that chip relies on date information. There can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be properly remediated as required prior to December 31, 1999. The failure of any such system could have a material adverse effect on the Company's business, operating results and financial condition.

New Accounting Standards

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is required to be adopted for fiscal years beginning after June 15, 1999 (fiscal year 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management has not yet determined the impact that adoption of SFAS 133 will have on its earnings or financial position.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company is required to first adopt the provisions of SFAS 131 in its financial statements for the year ending December 31, 1998, and provide comparative information for earlier years. Management believes that adoption of SFAS 131 will require minimal, if any, additional disclosures in its annual financial statements.

                                  PART II

                             OTHER INFORMATION


ITEM 1.  Legal Proceedings.

     All dollar amounts are in thousands.

     Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., CogenAmerica (Schuylkill) Inc. and Trigen-Philadelphia Energy Corp.
v. PECO Energy Company, Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission, Court of Common Pleas Philadelphia County, April Term 1998, No. 544, filed April 9, 1998. This action arose out of PECO Energy Company's ("PECO") notification to the Grays Ferry Cogeneration Partnership (the "Grays Ferry Partnership") that PECO believes its power purchase agreements with the Grays Ferry Partnership relating to the Grays Ferry Cogeneration Project (the "Grays Ferry Project") are no longer effective and PECO's refusal to pay the electricity rates set forth in the agreement based on its allegations that the Pennsylvania Public Utility Commission has denied cost recovery of the power purchase agreements in retail electric rates. The Grays Ferry Partnership's complaint against PECO asserts claims which include breach of contract, fraud, breach of implied covenant of good faith, conversion, breach of fiduciary duties and tortious interference with contract. The Plaintiffs are seeking to enjoin PECO from terminating the power purchase agreements and to compel PECO to pay the rates set forth therein. The Plaintiffs also are seeking actual and punitive damages and attorneys' fees and costs. On April 22, 1998, the court allowed the Grays Ferry Partnership to file an amended complaint to discontinue the suit against the Pennsylvania Public Utility Commission without prejudice. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction pending the outcome of the litigation enjoining PECO from terminating the power purchase agreements and ordering PECO to comply with the terms of the power purchase agreements. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the power purchase agreements and pay the rates set forth in the agreements. The Plaintiffs were required to post a bond in the amount of $50 in connection with the preliminary injunction. On May 8, 1998, PECO filed a notice of appeal and a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the power purchase agreements. On May 20, 1998, the Court of Common Pleas granted the motion for civil contempt and ordered PECO to pay $50 for each day that PECO failed to comply with the court's order. The power purchaser, in response to the preliminary injunction, has made all past due payments and continues to make payments to the Grays Ferry Partnership according to the terms of the power purchase agreements. PECO has filed a notice of appeal from the court's preliminary injunction order. On July 7, 1998 PECO withdrew its appeal of the preliminary injunction. The trial date of March 31, 1999 has been established and the discovery phase of the litigation is progressing. The Grays Ferry Partnership is vigorously pursuing the litigation and expects to achieve a favorable result.

      NRG Energy Arbitration. On January 30, 1998, the Company gave notice to NRG Energy of a dispute to be arbitrated pursuant to the terms of its Co-Investment Agreement with the Company. With certain exceptions, the Co-Investment Agreement obligates NRG Energy to offer to sell to the Company "eligible projects," which are defined in the Co-Investment Agreement as certain facilities, which generate electricity for sale through the combustion of natural gas, oil or any other fossil fuel. The Co-Investment Agreement provides that if NRG Energy offers to sell an eligible project to the Company and the Company declines to purchase the project, NRG Energy then has the right to sell the project to a third party at a price which equals
or   exceeds  that  offered  to  the  Company.   See  "Business  -  Project
Development Activities - Co-Investment Agreement with NRG Energy." In the arbitration proceeding, the Company contended that NRG Energy breached the Co-Investment Agreement by, among other things, agreeing to sell to OGE Energy Corp., an affiliate of Oklahoma Gas and Electric Company a 110 MW cogeneration project in Oklahoma without offering the project to the Company at the same price. The Company requested specific performance of
NRG  Energy's  obligations under the Co-Investment Agreement.   NRG  Energy
argued  that it had no obligation to offer the project to the Company.   On
June 8, 1998, the arbitration panel reviewing the matter issued a preliminary injunction prohibiting NRG Energy from closing the sale of the project to OGE Energy Corp., pending the outcome of the arbitration and subject to the Company's posting of a $500 bond, which the Company posted.

      On July 31, 1998 the arbitration panel held that NRG Energy had not fulfilled its obligations under the Co-Investment Agreement by failing to reoffer the project to CogenAmerica under the terms of the Co-Investment Agreement. The arbitration panel ordered NRG Energy to reoffer the project to CogenAmerica. Specifically the order provided for a permanent injunction enjoining the closing of the sale of the project to OGE Energy Corp., replacing the preliminary injunction issued on June 8, 1998. In addition, the bond that CogenAmerica posted for the preliminary injunction was released and no additional bond or security was required. By August 30, 1998, NRG Energy is required to make a written reoffer of the project to CogenAmerica on the same terms, price and structure as offered to OGE Energy Corp. In addition, the reoffer is required to include seller financing, based on a good faith standard, as required by the Co-Investment Agreement. CogenAmerica then will have thirty days from receipt of the reoffer to inform NRG Energy if it intends to purchase the project.

      On August 4, 1998 NRG Energy made an offer to sell the facility to CogenAmerica. As of the date of this Report, CogenAmerica has made no determination whether to accept any reoffer of the project by NRG Energy as required by the arbitration panel's order.

ITEM 3.  Defaults Upon Senior Securities.

All dollar amounts are in thousands.

Grays Ferry Cogeneration Partnership

      CogenAmerica Schuylkill Inc., a wholly owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry
Partnership, which owns the Grays Ferry Project. The Grays Ferry Partnership and The Chase Manhattan Bank N.A. ("Chase"), as Agent bank for the Lenders (as defined therein), are parties to a Credit Agreement dated March 1, 1996 to finance the Grays Ferry Project (the "Chase Facility"), of which $113,000 was outstanding as of June 30, 1998. Certain actions taken by PECO, the electric power purchaser under two power purchase agreements with the Grays Ferry Partnership have caused certain defaults to occur under the Chase Facility. Such defaults have included defaults in the obligation to make interest payments thereon as well as certain other defaults resulting directly or indirectly from the actions taken by PECO. All payment defaults subsequently were cured by the Grays Ferry Partnership when the agent for the lenders under the Chase Facility permitted the release of cash held by the Grays Ferry Partnership for the purpose of making such interest payments. For additional information see "Part I - Financial Information - Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II - Other Information - Item 1. Legal Proceedings."

      On June 22, 1998, the lenders under the Chase Facility gave notice to the Grays Ferry Partnership of a default under the Chase Facility arising out of the failure to timely convert the loan used for construction purposes to a term loan. Such failure occurred due to the Event of Default created by the alleged termination of the power purchase agreements by the electric power purchaser and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the endurance of certain unresolved issues regarding completion and testing of the Grays Ferry Project. The Grays Ferry Partnership and Westinghouse are in arbitration over these unresolved issues. See "Part II - Other Information - Item 1. Legal Proceedings."

The Company

      The Company, MeesPierson Capital Corp. ("MeesPierson") and certain other Lenders (as defined therein) are parties to a Credit Agreement dated as of December 17, 1997 which provides for a $30,000, three-year reducing, revolving credit facility agreement (the "MeesPierson Facility"), of which $25,000 was outstanding on June 30, 1998. The MeesPierson Facility includes cross-default provisions that cause defaults to occur under the MeesPierson Facility in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. In the absence of a waiver the actions taken by PECO would have resulted in certain cross-defaults under the MeesPierson Facility. As of the date of this Report, MeesPierson, as Agent under the MeesPierson Facility, has waived through July 1, 1999 all such cross-defaults. For additional information see "Part I - Financial Information - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders of the Company held on May 22, 1997 (the "Meeting"), the following directors were elected, each of whom will serve until the 1998 annual meeting of stockholders and until their successor is elected and qualified:

Nominee                   Affirmative     Negative
                             Votes          Votes      Abstentions

David H. Peterson          6,118,142        9,377           -
Julie A. Jorgensen         6,118,955        8,564           -
Lawrence I. Littman        6,118,955        8,564           -
Craig A. Mataczynski       6,118,955        8,564           -
Robert T. Sherman, Jr.     6,118,955        8,564           -
Spyros S. Skouras, Jr.     6,118,955        8,564           -
Charles J. Thayer          6,118,955        8,564           -
Ronald J. Will             6,118,955        8,564           -

     In addition, the following proposals were approved at the Meeting:

     Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants.

                Affirmative     Negative
                   Votes          Votes       Abstentions

                 6,115,221        1,650         10,648

     Approval   of   the   amendment  to  the  Company's   Certificate   of
Incorporation to change the Company's name to Cogeneration Corporation of America.

                Affirmative     Negative
                   Votes          Votes      Abstentions

                 6,109,280        4,408         13,831

     Approval of the Company's 1998 Stock Option Plan authorizing the Company to grant options to purchase up to 250,000 shares of the Company's Common Stock to members of the Board of Directors, officers, key employees of the Company or its subsidiaries and other individuals who occupy responsible managerial, professional or advisory or other positions and who have made or have the capability of making a substantial contribution to the success of the Company.

                Affirmative     Negative
                   Votes          Votes      Abstentions

                 5,947,174       162,623        17,722

ITEM 6.  Exhibits and Reports on Form 8-K.

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


                         Cogeneration Corporation of America
                                     Registrant

Date: August 14, 1998       By: /s/ Timothy P. Hunstad
                                    Timothy P. Hunstad
                     Vice President and Chief Financial Officer
                     (Principal Financial Officer and Duly Authorized Officer)

                             INDEX TO EXHIBITS

3.1  Amended and Restated Certificate of Incorporation of the Company.

3.2  Preferred  Stock  Certificate of Designation of the Company  filed  as
     Exhibit 3.3 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

3.3 Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference.

27 Financial Data Schedule for the six months ended June 30, 1998 (for SEC filing purposes only).