Form 10-Q
period 1998-09-30
COGENERATION CORP OF AMERICA
filed 1998-11-12
CIK 795185

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
                                ___________

                                (Mark one)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
   6,836,769 shares of common stock, $0.01 par value per share (the "Common Stock"), as of November 9, 1998.

                    COGENERATION CORPORATION OF AMERICA
                                 FORM 10-Q
                            September 30, 1998

                                   INDEX


                                                                       Page
Part I - Financial Information:

 Item 1. Financial Statements                                            3

         Consolidated Balance Sheets -
           September 30, 1998 and December 31, 1997                      3
         Consolidated Statements of Operations -
           Three months and nine months ended September 30, 1998
            and September 30, 1997                                       4
         Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1998 and September 30, 1997   5
         Notes to Consolidated Financial Statements                      6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk     23

Part II - Other Information

 Item 1. Legal Proceedings                                              24

 Item 6. Exhibits and Reports on Form 8-K                               25

 Signature                                                              26

 Index to Exhibits                                                      27

                                  PART 1

                           FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

                    COGENERATION CORPORATION OF AMERICA
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                  ASSETS
                                                                   September 30,    December 31,
                                                                         1998            1997
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents....................................   $    3,417      $    3,444
   Restricted cash and cash equivalents.........................       11,178           8,527
   Accounts receivable, net.....................................       13,155          11,099
   Receivables from related parties.............................          146              87
   Notes receivable, current....................................            3              27
   Inventories..................................................        2,368           2,134
   Other current assets.........................................          729           1,022

     Total current assets.......................................       30,996          26,340

 Property, plant and equipment, net of accumulated
    depreciation of $50,388 and $44,517, respectively...........      123,518         127,574
 Property under construction....................................       92,853          46,247
 Project development costs......................................          731             129
 Investments in equity affiliates...............................       17,638          13,381
 Deferred financing costs, net..................................        6,008           5,643
 Deferred tax assets, net.......................................        7,996           7,996
 Other assets...................................................          516             584

     Total assets...............................................   $  280,256      $  227,894



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc.....   $    2,041      $    2,864
  Current portion of nonrecourse long-term debt.................        9,339           8,525
  Current portion of recourse long-term debt....................          408             495
  Short-term borrowings.........................................        2,594           1,313
  Accounts payable..............................................       17,279          20,582
  Prepetition liabilities.......................................          797             775
  Other current liabilities.....................................        2,765           3,083

    Total current liabilities...................................       35,223          37,637

Loans due NRG Energy, Inc.......................................        4,439           4,439
Nonrecourse long-term debt......................................      212,463         165,020
Recourse long-term debt.........................................       25,000          25,000

    Total liabilities...........................................      277,125         232,096

Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding......................            -               -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,871,069 shares issued,
    6,836,769 shares outstanding as of
     September 30, 1998 and December 31, 1997, respectively.....           68              68
  Additional paid-in capital....................................       65,715          65,715
  Accumulated deficit...........................................      (62,332)        (69,592)
  Accumulated other comprehensive income (loss).................         (320)           (393)

    Total stockholders' equity (deficit)........................        3,131          (4,202)

    Total liabilities and stockholders' equity (deficit)........   $  280,256      $  227,894


The accompanying notes are an integral part of these consolidated financial statements.

                    COGENERATION CORPORATION OF AMERICA
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in thousands, except per share amounts)


                                                 Three Months Ended             Nine Months Ended
                                            September 30,  September 30,   September 30,   September 30,
                                                 1998           1997            1998            1997
REVENUES:
 Energy revenues.......................     $  11,153      $  11,030       $  32,954       $  32,423
 Equipment sales and services..........         6,237          5,243          14,571          14,435
 Rental revenues.......................           727            616           2,208           1,543

                                               18,117         16,889          49,733          48,401

COST OF REVENUES:
 Cost of energy revenues...............         4,205          3,462          11,905          10,694
 Cost of equipment sales and services..         5,229          4,425          12,697          11,986
 Cost of rental revenues...............           585            419           1,759           1,242

                                               10,019          8,306          26,361          23,922

   Gross profit........................         8,098          8,583          23,372          24,479

 Selling, general and
  administrative expenses..............         1,387          2,080           5,923           5,996

   Income from operations..............         6,711          6,503          17,449          18,483

 Interest and other income.............           215            160             684             549
 Equity in earnings of affiliates......         1,595             24           4,241              67
 Interest and debt expense.............        (3,504)        (3,670)        (10,543)        (11,001)

   Income before income taxes..........         5,017          3,017          11,831           8,098

Provision for income taxes.............         1,809            224           4,571             747

   Net income..........................     $   3,208      $   2,793       $   7,260       $   7,351

Basic earnings per share...............     $    0.47      $    0.43       $    1.06       $    1.14

Diluted earnings per share.............     $    0.46      $    0.41       $    1.04       $    1.12

Weighted average shares
 outstanding (Basic)...................         6,837          6,441           6,837           6,441

Weighted average shares
 outstanding (Diluted).................         6,952          6,771           6,983           6,586









The accompanying notes are an integral part of these consolidated financial statements.

                    COGENERATION CORPORATION OF AMERICA
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in thousands)

                                                                        Nine Months Ended
                                                                   September 30,  September 30,
                                                                        1998           1997
Cash Flows from Operating Activities:
 Net income...................................................     $   7,260      $   7,351
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization............................         6,343          5,722
     Equity in earnings of affiliates.........................        (4,241)           (67)
     (Gain) loss on disposition of property and equipment.....          (137)           585
     Other, net...............................................            57            (28)
     Changes in operating assets and liabilities:
       Accounts receivable, net...............................        (2,056)          (253)
       Inventories............................................          (234)          (280)
       Receivables from related parties.......................           (59)           120
       Other assets...........................................           276            (59)
       Accounts payable and other current liabilities.........         2,381         (2,164)

         Net cash provided by operating activities............         9,590         10,927

Cash Flows from Investing Activities:
 Capital expenditures.........................................       (48,971)        (1,636)
 Proceeds from disposition of property and equipment..........           686            552
 Investment in equity affiliates..............................             -         (4,900)
 Project development costs....................................          (602)           (15)
 Collections on notes receivable..............................            24          1,152
 Deposits into restricted cash accounts, net..................        (2,629)        (2,505)

         Net cash used in investing activities................       (51,492)        (7,352)

Cash Flows from Financing Activities:
 Proceeds from long-term debt.................................        47,625          4,900
 Repayments of long-term debt.................................        (6,280)        (8,455)
 Net proceeds (repayments) of short-term borrowings...........         1,281           (711)
 Repayments of prepetition liabilities........................             -         (1,665)
 Deferred financing costs.....................................          (751)             -

         Net cash provided by (used in) financing activities..        41,875         (5,931)

Net decrease in cash and cash equivalents.....................           (27)        (2,356)
Cash and cash equivalents, beginning of period................         3,444          3,187
Cash and cash equivalents, end of period......................     $   3,417       $    831


Supplemental disclosure of cash flow information:
  Interest paid...............................................     $  10,622      $  12,500
  Income taxes paid...........................................         1,424          1,317
  Transfer of construction payables into long-term debt.......         6,825              -





The accompanying notes are an integral part of these consolidated financial statements.
                                     5

                    COGENERATION CORPORATION OF AMERICA
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            SEPTEMBER 30, 1998
                          (Dollars in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cogeneration Corporation of America ("CogenAmerica" or the "Company," formerly NRG Generating (U.S.) Inc.) and its subsidiaries develop and own cogeneration projects which produce electricity and thermal energy for sale to industrial and commercial users and public utilities. In addition, the Company, through its subsidiaries, sells and rents power generation, cogeneration and standby/peak shaving equipment and services.

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

     Net Earnings Per Share

      Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method.

                               Three Months Ended                 Three Months Ended
                               September 30, 1998                 September 30, 1997
                           Income       Shares                Income       Shares
                        (Numerator) (Denominator)  EPS     (Numerator) (Denominator)  EPS
Net income:
 Basic EPS               $   3,208       6,837   $ 0.47     $   2,793       6,441   $ 0.43
 Effect of dilutive
   Stock options                 -         115                      -         330

 Diluted EPS             $   3,208       6,952   $ 0.46     $   2,793       6,771   $ 0.41


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            SEPTEMBER 30, 1998
                          (Dollars in thousands)


Three Months Ended                 Three Months Ended
                               September 30, 1998                 September 30, 1997
                           Income       Shares                Income       Shares
                        (Numerator) (Denominator)  EPS     (Numerator) (Denominator)  EPS
Net income:
 Basic EPS               $   7,260       6,837   $ 1.06 $       7,351       6,441   $ 1.14
 Effect of dilutive
   Stock options                 -         146                      -         145

 Diluted EPS             $   7,260       6,983   $ 1.04 $       7,351       6,586   $ 1.12


2.   LOANS DUE NRG ENERGY, INC.

      Of the September 30, 1998 loan balance of $4,439 due to NRG Energy, Inc. ("NRG Energy"), $2,539 has a maturity date of April 30, 2001 and
$1,900 has a maturity date of July 1, 2005. Subsequent to September 30, 1998, additional borrowings from NRG Energy occurred. See Note 4 of the Notes to Consolidated Financial Statements.

3.   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income is comprised of net income and other comprehensive income, which consists solely of foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the third quarter and first nine months of 1998 and 1997 were as follows:

                                        Three Months Ended             Nine Months Ended
                                   September 30,  September 30,   September 30,  September 30,
                                        1998           1997            1998           1997
     Net income                    $   3,208      $   2,793       $   7,260      $   7,351
     Foreign currency translation
      gain (loss)                         47            (90)             73           (112)
     Comprehensive income          $   3,255      $   2,703       $   7,333      $   7,239


4.   SUBSEQUENT EVENTS

     Acquisition of Pryor Project

      On October 9, 1998, CogenAmerica Pryor Inc. ("CogenAmerica Pryor"), a wholly-owned subsidiary of CogenAmerica, acquired from Mid-Continent Power Company, LLC ("MCPC LLC") the entire interest in a 110 megawatt ("MW") cogeneration project located in the Mid-America Industrial Park, in Pryor, Oklahoma (the "Pryor Project"). MCPC LLC is owned 50% by NRG Energy and 50% by parties affiliated with Decker Energy International, Inc. NRG Energy beneficially owns 47.6% of the Company's Common Stock, and five of the Company's directors are executive officers of NRG Energy.

      CogenAmerica Pryor acquired the Pryor Project by purchasing from MCPC LLC all of the issued and outstanding stock of Oklahoma Loan Acquisition Corporation ("OLAC") for a cash purchase price of approximately $23.9 million. The Mid-Continent Power Company, Inc.

("MCPC") had transferred the Pryor Project to OLAC in December 1997 under its bankruptcy reorganization plan. The Pryor Project sells 110 MW of capacity and varying amounts of energy to Oklahoma Gas and Electric Company under a contract through 2008 and steam to a number of industrial users under contracts with various termination dates ranging from 1998 to 2007. In addition, the Pryor Project sells varying amounts of energy to the Public Service of Oklahoma at its avoided cost.

      The acquisition will be accounted for as a purchase in the fourth quarter. NRG Energy has loaned the Company and CogenAmerica Pryor approximately $23.9 million to finance the acquisition. The loan is a six-year term facility requiring interest and variable principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan is currently set at the prime rate plus 3.5%. The interest rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. The Company is continuing to pursue alternative sources of financing for either CogenAmerica Pryor or itself, which financing may include a refinancing of any amounts borrowed under the loan agreement.

Sale of OES

      On November 5, 1998 the Company sold O'Brien Energy Services Company ("OES"), a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The sales price was $2,000 and the Company recorded a gain on the sale. During the quarter and nine-month period ended September 30, 1998, the Company recorded revenue from OES of $1,728 and $5,184, respectively. The disposition of this business is not expected to have a material impact on the Company's results of operations or financial position.

Borrowings under Morris Project Loan

      On October 30, 1998 the Company borrowed $8,902 from NRG Energy under the Supplemental Loan Agreement to partially fund its equity commitment for the Morris Project. It is expected that the Company will access the Supplemental Loan Agreement up to the maximum commitment of $22,000 by the end of the year to fully fund its equity commitment for the project. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%, but until the possible event of default related to the Grays Ferry Cogeneration Project (the "Grays Ferry Project") that has been waived by MeesPierson has been eliminated, the loan will bear interest at the prime rate plus 3.5%. The Company is continuing to pursue alternative sources of financing for either CogenAmerica Funding or itself, which financing may include a refinancing of any amounts borrowed under the Supplemental Loan Agreement.

Expenses Related to Proxy Solicitation

      As previously reported in the Company's Report on Form 8-K filed on November 10, 1998, on October 8, 1998 NRG Energy filed definitive solicitation materials (the "NRG Proxy Materials") with the Securities and Exchange Commission (the "SEC") pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, relating to a proposed solicitation of proxies and consents from the Company's stockholders to remove Robert T. Sherman, Jr., then the Company's President and Chief Executive Officer, from the Company's Board of Directors (the "NRG Proxy Solicitation"). On October 26, 1998 NRG Energy delivered to the Company's registered agent consents of the holders of in excess of 50% of the Company's outstanding Common Stock in favor of Mr. Sherman's removal from the

Company's Board of Directors. However, NRG Energy has stated that it intends to proceed with a Special Meeting of the Company's stockholders scheduled for November 12, 1998 to vote its shares and the shares for which it holds a proxy on the removal of Mr. Sherman in order to eliminate potential litigation over the validity of the consent action.

      The NRG Proxy Solicitation was opposed by Mr. Sherman and the members of the Independent Directors Committee of the Board, and expenses of approximately $200 were incurred after September 30, 1998, on behalf of the Company in that effort. In addition, in the NRG Proxy Materials, NRG Energy stated that if it was successful with the NRG Proxy Solicitation it intended to seek reimbursement from the Company for its expenses of preparing, assembling, printing and mailing the NRG Proxy Materials and the accompanying proxy and consent cards and its costs of soliciting proxies and consents. NRG Energy further indicated in the NRG Proxy Materials that it estimated that it would incur an aggregate of approximately $300 of such expenses.

5.   INVESTMENT IN GRAYS FERRY

     CogenAmerica Schuylkill Inc., a wholly-owned subsidiary ("CSI"), has a one-third partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry Partnership"). The other partners are affiliates of PECO Energy Company ("PECO") and Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through January 2023 and a 20-year contract to supply all the electricity produced by the project to PECO through January 2018.

      The Company accounts for its investment in Grays Ferry by the equity method. The investment in Grays Ferry was $17,060 and $12,845 at September 30, 1998 and December 31, 1997, respectively. The Company's equity in the earnings of Grays Ferry was $1,583 and $4,215 for the quarter and nine months ended September 30, 1998. Grays Ferry commenced commercial operations  in  January  1998  and  therefore  had  no  earnings  in  1997.
Summarized income statement information of Grays Ferry for 1998 is presented below.

                                                 GRAYS FERRY
                                        Three Months     Nine Months
                                            Ended           Ended
                                        September 30,   September 30,
                                            1998            1998

     Net revenues                       $  20,665       $  58,128
     Cost of sales                         11,257          33,866
     Operating income                       7,923          20,647
     Partnership net income                 4,531          12,646


6.   LITIGATION

     Grays Ferry Litigation. The Company's wholly-owned subsidiary through which it owns a one-third interest in the Grays Ferry Partnership, filed suit as one of three Plaintiffs (including the Grays Ferry Partnership) in an action brought against PECO on March 9, 1998, in the United States District Court for the Eastern District of Pennsylvania, seeking relief for PECO's refusal to pay the partnership the electricity rates set forth in the power purchase agreements. On March 19, 1998, the federal district court dismissed the federal lawsuit for lack of subject matter jurisdiction. On March 27, 1998, the Plaintiffs filed a motion for reconsideration and leave to file an amended complaint. On

April 13, 1998 the federal district court judge denied the Plaintiffs' motion. The Plaintiffs thereafter filed a new lawsuit in state court in Pennsylvania seeking, among other things, to enjoin PECO from terminating its power purchase agreements with the partnership and to compel PECO to pay the electricity rates set forth in the agreements. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction enjoining PECO from terminating the power purchase agreements and ordering PECO to comply with the terms of the power purchase agreements pending the outcome of the litigation. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the power purchase agreements and pay the rates set forth in the agreements. The Plaintiffs were required  to  post  a  bond in the amount of $50  in  connection  with  the preliminary injunction. On May 8, 1998, PECO filed a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the power purchase agreements. On May 20, 1998, the Court of Common Pleas granted the motion for civil contempt and ordered PECO to pay $50 for each day that PECO failed to comply with the court's order. The power purchaser, in response to the preliminary injunction, has made all past due payments under protest and continues to make payments to the Grays Ferry Partnership under protest according to the terms of the power purchase agreements. On July 7, 1998 PECO withdrew its appeal of the preliminary injunction. The trial date of March 29, 1999 has been established and the discovery phase of the litigation is progressing. The Grays Ferry Partnership is vigorously pursuing the litigation and expects to achieve a favorable result.

      As  a  result  of  the  power purchaser's actions,  the  Grays  Ferry
Partnership is currently in default of its project financing credit agreement. The debt under the credit agreement is secured only by the partnership's assets and the partners' ownership interests in the partnership. The lenders have not accelerated the debt as a result of the default. However, the Grays Ferry Partnership is currently prohibited from making certain distributions to its owners and other parties. At September 30, 1998 the Company's investment in the Grays Ferry Partnership, which is accounted for by the equity method, was $17.1 million. While it is possible that the Company's investment could become impaired, the Company does not believe that is likely and no provision for loss has been recorded.

7.   REVOLVING CREDIT FACILITY

      On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility. The facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. At September 30, 1998, borrowings of $25,000 were outstanding. The facility is secured by the assets and cash flows of the Philadelphia PWD Project as well as the distributable cash flows of the Parlin and Newark Projects and the Grays Ferry Partnership.

      The credit agreement includes cross-default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. In the absence of a waiver, the actions taken by the power purchaser from the Grays Ferry Project would have resulted in a cross default under the revolving credit facility. Repayment of the revolving credit facility has not been accelerated and the lender has waived such default through July 1, 1999. The Company has agreed not to draw any additional amounts under the revolving credit facility.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the year ended December 31, 1997. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's consolidated financial statements included in Part I, Item 1 of this Report on Form 10-
Q. All dollar amounts (except per share amounts) set forth in this Report are in thousands.

      Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, uncertainties inherent in predicting the outcome of litigation and other factors discussed in this Report and the Company's Report on Form 10-K for the year ended December 31, 1997 entitled "Item 1. Business - Risk Factors." Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

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

      In its role as a developer and owner of energy projects, the Company has ownership interests in the following projects:

          (a) The 58 MW Newark Boxboard Project (the "Newark Project"), located in Newark, New Jersey, began operations in November 1990, and is owned by the Company's wholly-owned subsidiary CogenAmerica Newark Inc. ("Newark"). The output of the facility increased from 52MW to 58MW in September 1998 due to the completion of the installation of an air inlet chiller for the combustion turbine;

          (b) The 122 MW E.I. du Pont de Nemours Parlin Project (the "Parlin Project"), located in Parlin, New Jersey, began operations in June 1991, and is owned by the Company's wholly-owned subsidiary CogenAmerica Parlin Inc. ("Parlin");

          (c) The 22 MW Philadelphia Cogeneration Project (the "Philadelphia PWD Project"), located in Philadelphia, Pennsylvania, began operations in May 1993. The principal project agreements relating to the Philadelphia PWD Project are held by an 83%-owned subsidiary of the Company;

          (d) The 150 MW Grays Ferry Project, located in Philadelphia, Pennsylvania, began operations in January 1998. The Company owns a one-third interest in the Grays Ferry Partnership, which owns the Grays Ferry Project; and

          (e) The 110 MW Pryor Project, located in Pryor, Oklahoma, which was purchased in October 1998, and is owned by the Company's wholly-owned subsidiary CogenAmerica Pryor. The Company is presently in the process of evaluating a capital improvements program for the facility that could cost in the range of $5,000 to $10,000 over a three-year period. The purpose of the capital improvements program is to improve the operating conditions and reliability of the facility.

      In December 1997, the Company acquired from NRG Energy a 117 MW steam and electricity cogeneration project located in Morris, Illinois (the "Morris Project"). The Morris Project is currently under construction with completion expected to occur during the fourth quarter of 1998. The Company owns 100% of the Morris Project at September 30, 1998.

      The Company's power purchase agreements ("PPAs") with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result in high volatility in gross margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. Effective April 30, 1996, the Company renegotiated its PPAs with Jersey Central Power and Light Company ("JCP&L"), the primary electricity purchaser from its Parlin and Newark Projects. Under the amended PPAs, JCP&L is responsible for all natural gas supply and delivery. Management believes that this change in these PPAs has reduced its historical volatility in gross margins on revenues from such projects by eliminating the Company's exposure to fluctuations in the price of natural gas that must be paid by its Parlin and Newark Projects.

     As a part of the negotiation of new agreements in 1996, the Parlin and Newark PPAs also contain provisions allowing JCP&L to curtail delivery of electricity supply for a certain number of hours each year. These curtailments are called by JCP&L and are primarily driven by weather conditions. As a result, these curtailments may have a seasonal effect on revenues from the Parlin and Newark facilities. Historically, JCP&L has exercised its maximum economic generation curtailment each year, thus fluctuations in annual revenues due to curtailment provisions have been minimal.

      All of the Company's facilities have long-term contracts for the sale of electricity and steam, and the pricing for these products are an integral part of these agreements. In each case these contracts are for the sale of all or most of the output of the facility in question. Certain of the company's facilities have the physical and contractual ability to make sales of electric energy and/or capacity in excess of amounts sold under long term contracts. The Company will market and implement sales of excess capacity and energy from these facilities when it is economically advantageous to do so.

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

      Morris LLC may be subject to regulation by the Illinois Commerce Commission ("ICC" or "Commission") with respect to its retail sales of electric power from the Morris Project as a result of the enactment by the Illinois legislature of the Electric Service Customer Choice and Rate Relief Law of 1997 ("Customer Choice Act"). The Customer Choice Act created a new type of retail seller known as an "alternative retail electric supplier" ("ARES"), which is defined to include "every person . that offers electric power or energy for sale . to one or more retail customers", subject to certain exclusions. The Company believes that Morris LLC qualifies under one of the exclusions from the ARES definition and thus is not required to obtain Commission certification.

      On September 10, 1998, Morris LLC filed a request for declaratory ruling with the ICC requesting the Commission's determination that Morris LLC will not require certification as an ARES by virtue of its development of the Morris Project and provision of electricity to Equistar Chemicals, LP ("Equistar"), the purchaser of power produced by the Morris Project under a long term agreement. On October 13, 1998 a hearing on Morris LLC's declaratory request was concluded. A proposed order granting Cogen Morris' request for declaratory ruling has been forwarded by the hearing examiner in the case for a vote by the full Commission. The Company believes Morris LLC will receive a favorable ruling on its request from the Commission in the near future.

      If Morris LLC's request for a declaratory ruling is denied it will be required under the Customer Choice Act to obtain ARES certification from the ICC. As an ARES, Morris LLC would not be subject to rate regulation by the ICC but would be subject to certain other regulatory requirements that the Company believes would not have a material adverse effect on Morris LLC or the Company. The Customer Choice Act requires the Commission to act on applications for ARES certification within 45 days of proper filing and publication of notice. In the event that Morris LLC's request for declaratory ruling is denied and Morris LLC is unable to obtain certification as an ARES, the Company believes that Morris LLC and the Company would be materially adversely affected because Morris LLC would not be legally entitled to sell power to Equistar or any other retail purchaser.

      In addition to the energy business, the Company sells and rents power generation and cogeneration equipment and provides related services. The Company has operated its equipment sales, rentals and services business principally through two subsidiaries. In the United States, the equipment sales, rentals and services business operated under the name of O'Brien Energy Services Company. NRG Generating Limited, a wholly-owned United Kingdom subsidiary, is the holding company for a number of subsidiaries that operate in the United Kingdom under the common name of Puma ("Puma"). The Company determined in 1997 that OES and Puma were no longer part of its strategic plan.

     The Company completed the sale of OES on November 5, 1998 and is continuing to pursue alternatives for the disposition of Puma. The disposition of these businesses is not expected to have a material impact on the Company's results of operations or financial position.

Net Income and Earnings Per Share

      Pre-tax earnings for the 1998 third quarter were $5,017 compared to $3,017 in the prior year comparable quarter. Pre-tax earnings for the first nine months of 1998 were $11,831 compared to $8,098 in the prior year comparable period. Net income for the 1998 third quarter was $3,208, or diluted earnings per share of $0.46, compared to third quarter 1997 net income of $2,793, or diluted earnings per share of $0.41. Net income for the first nine months of 1998 was $7,260, or diluted earnings per share of $1.04, compared to net income of $7,351 in the prior year comparable period, or diluted earnings per share of $1.12. The increase in net income for the third quarter was primarily due to earnings from the Grays Ferry Project and lower selling, general and administrative expenses, offset by lower earnings due to higher income tax expenses. Net income for the first nine months of 1998 was lower than the prior year period primarily due to lower earnings from the equipment sales, rental and services segment and higher depreciation and income tax expense, offset by the positive impact of earnings from the Grays Ferry Project. Diluted earnings per share for the 1998 third quarter increased from the prior comparable quarter due to higher net income, offset by an increase in the weighted average shares outstanding. Diluted earnings per share for the first nine months of 1998 decreased from the prior year comparable period due to lower net income and an increase in the weighted average shares outstanding. Weighted average shares outstanding increased primarily due to the conversion by NRG Energy in October 1997 of $3,000 of borrowings to the Company into 396,255 shares of the Company's Common Stock pursuant to an agreement entered into as a part of the bankruptcy plan.

      During the 1997 fourth quarter, the Company recorded an income tax benefit by reducing the valuation allowance previously established for federal and state net operating loss carryforwards and other deferred tax assets. Consequently, although the net operating loss carryforwards continue to reduce income taxes currently payable, 1998 earnings are generally fully-taxed. In the quarter and nine months ended September 30, 1997, which was prior to reversal of the valuation allowance, net operating loss carryforwards were recognized each period as a reduction of income tax expense based on pretax income. On a comparable basis, net income for the quarter and nine months ended September 30, 1997 would have been $1,929 and $4,969, or diluted earnings per share of $0.28 and $0.75, respectively, assuming the same effective tax rate as in the 1998 periods.

Revenues

      Energy revenues for the third quarter 1998 of $11,153 increased from revenues of $11,030 for the comparable period in 1997. Energy revenues for the first nine months of 1998 of $32,954 increased from $32,423 for the comparable period in 1997. Energy revenues primarily reflect billings associated with the Newark, Parlin and Philadelphia PWD Projects. The increases in energy revenues were primarily attributable to lower curtailment hours at the Newark Project.

      Revenues recognized at Parlin and Newark were $6,022 and $4,070 for the third quarter 1998 and $6,170 and $3,791 for the comparable period in 1997, respectively. Revenues recognized at Parlin and Newark were $16,535 and $13,258 for the first nine months of 1998 and $16,776 and $12,500 for the comparable period in 1997, respectively. The increases were primarily due to lower curtailment hours at the Newark Project.

      Energy revenues from the Philadelphia PWD Project for the third quarter 1998 of $1,061 decreased slightly from revenues of $1,069 for the comparable period in 1997. Energy revenues from this project for the first nine months of 1998 of $3,161 increased slightly from the $3,147 of revenues for the comparable period in 1997.

      Equipment sales and services revenues for the third quarter 1998 of $6,237 increased from revenues of $5,243 for the comparable period in 1997. Equipment sales and services revenues for the first nine months of 1998 of $14,571 increased from the $14,435 of revenues for the comparable period in 1997. The increases were primarily attributable to higher sales volume in the third quarter 1998.

      OES equipment sales and services revenues for the third quarter 1998 of $1,728 increased from revenues of $1,538 for the comparable period in 1997. OES equipment sales and services revenues for the first nine months of 1998 of $5,184 increased from the $4,266 of revenues for the comparable period in 1997. The increases were primarily due to higher sales volume. Puma equipment sales and services revenues for the third quarter 1998 of $4,509 increased from revenues of $3,705 for the comparable period in 1997. Puma equipment sales and services revenues for the first nine months of 1998 of $9,387 decreased from the $10,169 of revenues for the comparable period in 1997. The increase for the third quarter was primarily due to higher sales volume. The decrease for the first nine months of 1998 was primarily due to lower sales volume.

      Rental revenues for the third quarter 1998 of $727 increased from revenues of $616 for the comparable period in 1997. Rental revenues for the first nine months of 1998 of $2,208 increased from the $1,543 of revenues for the comparable period in 1997. The increases were due primarily to higher sales volume due in part to ice storms in the northeastern United States and Canada in the first quarter 1998.

Costs and Expenses

     Cost of energy revenues for the third quarter 1998 of $4,205 increased from costs of $3,462 for the comparable period in 1997. Cost of energy revenues for the first nine months of 1998 of $11,905 increased from the $10,694 of costs for the comparable period in 1997. The increases were primarily the result of depreciation associated with equipment capitalized at the Parlin and Newark facilities in periods subsequent to the second quarter of 1997 and increased operating costs due to maintenance and repairs during scheduled overhauls.

      Cost of equipment sales and services for the third quarter 1998 of $5,229 increased from costs of $4,425 for the comparable period in 1997. Cost of equipment sales and services for the first nine months of 1998 of $12,697 increased from the $11,986 of costs for the comparable period in 1997. The increases were primarily due to higher sales volume.

      Cost of rental revenues for the third quarter 1998 of $585 increased from costs of $419 for the comparable period in 1997. Cost of rental revenues for the first nine months of 1998 of $1,759 increased from the $1,242 of costs for the comparable period in 1997. The increases were primarily due to increased sales volume due in part to ice storms in the northeastern United States and Canada in the first quarter 1998.

     The Company's gross profit for the third quarter 1998 of $8,098 (44.7% of sales) decreased from the third quarter 1997 gross profit of $8,583 (50.8% of sales). Gross profit for the first nine months of 1998 of $23,372 (47.0% of sales) decreased from gross profit of $24,479 (50.6% of sales) for the first nine months of 1997. The gross profit decrease for the third quarter was primarily attributable to higher energy segment depreciation and operating costs. The gross profit decrease for the first nine months of 1998 was primarily due to higher depreciation and operating costs in the energy segment and higher equipment sales costs.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses ("SG&A") for the third quarter 1998 of $1,387 decreased from third quarter 1997 SG&A expenses of $2,080. The decrease for the third quarter was primarily due to lower legal expenses, lower insurance costs and the reversal of legal costs of $426 expensed in the second quarter 1998 related to the acquisition of the Pryor Project. These legal costs were capitalized as project development costs in the third quarter 1998. SG&A for the first nine months of 1998 of $5,923 decreased from SG&A of $5,996 for the comparable period in 1997. The decrease for the first nine months of 1998 was primarily due to lower legal expenses and lower insurance costs. The Company anticipates that SG&A for the fourth quarter 1998 will increase due to costs and expenses related to the recent proxy contest. See Note 4 of the Notes to Consolidated Financial Statements.

Interest and Other Income

     Interest and other income for the third quarter 1998 of $215 increased from interest and other income of $160 for the comparable period in 1997. Interest and other income for the first nine months of 1998 of $684 increased from interest and other income of $549 for the comparable period in 1997. The increase for the nine month period was primarily attributable to a gain on the disposal of equipment.

Equity in Earnings of Affiliates

      Equity in earnings of affiliates for the third quarter 1998 of $1,595 increased from third quarter 1997 equity in earnings of affiliates of $24. Equity in earnings of affiliates for the first nine months of 1998 of $4,241 increased from equity in earnings of affiliates of $67 for the comparable period in 1997. The increases were primarily due to earnings from the Grays Ferry Project, which commenced operations in January 1998, of $1,583 and $4,215 for the third quarter and first nine months of 1998, respectively. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the power purchase agreements. The electric power purchaser has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. For additional information see Note 6 of the Notes to Consolidated Financial Statements.

Interest and Debt Expense

      Interest  and  debt  expense for the third  quarter  1998  of  $3,504 decreased from interest and debt expense of $3,670 for the comparable period in 1997. Interest and debt expense for the first nine months of 1998 of $10,543 decreased from interest and debt expense of $11,001 for the comparable period in 1997. The decrease was primarily attributable to lower average outstanding debt at Parlin and Newark as well as reduced interest rates on the Company's borrowings.

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

      The consolidated effective tax rate for the quarters ended September 30, 1998 and 1997 was 36.1% and 7.4%, respectively. The consolidated effective tax rate for the nine months ended September 30, 1998 and 1997 was 38.6% and 9.2%, respectively. The higher effective rates in 1998 were due to the above-mentioned reduction in the valuation allowance.

Liquidity and Capital Resources

     In May 1996, the Company's wholly-owned subsidiaries Parlin and Newark entered into a Credit Agreement (the "Credit Agreement") which established provisions for a $155,000 fifteen-year loan (of which $137,059 was outstanding at September 30, 1998) and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of Newark's and Parlin's assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of up to $25,000 of the amount outstanding under the Loan. The interest rate on the outstanding principal is variable based on, at the option of Parlin and Newark, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with entering into the Credit Agreement, Parlin and Newark entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount ($68,529 at September 30, 1998) at 6.9% plus the margin.

      CSI, a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project. In March 1996, the Grays Ferry Partnership entered into a credit agreement with The Chase Manhattan Bank N.A. to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997. NRG Energy entered into a loan commitment to provide CSI the funding, if needed, for the CSI capital contribution obligation to the Grays Ferry Partnership. CSI borrowed $10,000 from NRG Energy under this loan agreement in 1997, of which $1,900 remained outstanding to NRG Energy at September 30, 1998, and contributed the proceeds to the Grays Ferry Partnership as part of the above-referenced capital contribution. In connection with this loan commitment for the Grays Ferry Project, the Company granted NRG Energy the right to convert $3,000 of borrowings under the commitment into 396,255 shares of Common Stock of the Company. In October 1997, NRG Energy exercised such conversion right in full.

     In connection with its acquisition of the Morris Project, CogenAmerica Funding Inc. (a wholly-owned subsidiary of the Company) ("CogenAmerica Funding") assumed all of the obligations of NRG Energy to provide future equity contributions to the Morris Project, which obligations are limited to the lesser of 20% of the total project cost or $22,000 and are expected to be required to be funded starting in October 1998.

     On September 15, 1997, Morris LLC entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Agreement provides $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon completion of the project, the Construction Loan is due and payable or, if certain criteria are satisfied, may be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. At September
30, 1998, $84,305 was outstanding under the Construction Loan and no amounts were pledged under the LOC Commitment. Interest on the Construction Loan is based, at the Company's option, either on the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. The interest rate was 6.4375% at September 30, 1998. Borrowings are secured by CogenAmerica Funding's ownership interest in Morris LLC, cash flows, dividends and any other property that CogenAmerica Funding may be entitled to as an owner in Morris LLC. At September 30, 1998 and December 31, 1997, accounts payable included $8,620 and $15,446, respectively, directly related to the construction of the Morris Project.

     NRG Energy has guaranteed to the Morris Project's lenders that CogenAmerica Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). NRG Energy has committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrower) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. On October 30, 1998, CogenAmerica Funding and the Company borrowed $8,902 from NRG Energy under the Supplemental Loan Agreement to partially fund its equity commitment for the project. The note under the Supplemental Loan Agreement bears interest at the prime rate plus 3.5% and may be reduced to the prime rate plus 1.5% upon the occurrence of certain events. Such loan is secured by a second priority lien on all of the membership interests of the project and is recourse to CogenAmerica Funding and the Company.

      On December 17, 1997, the Company entered into a credit agreement providing for a $30,000 reducing revolving credit facility with an unaffiliated lender. The facility is secured by the assets and cash flows of the Philadelphia PWD Project as well as the distributable cash flows of the Parlin and Newark Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the Philadelphia PWD Project and $1,500 for general corporate purposes. As a consequence of the pending Grays Ferry Partnership litigation, however, the Company has agreed not to draw additional funds under this facility. In the absence of a waiver which the Company has obtained, the actions taken by the power purchaser from the Grays Ferry Project would have resulted in cross-defaults under this facility. The Company is unable to predict whether or when additional funds may become available under this facility. The $30,000 facility reduces by $2,500 on the first and second anniversaries of the agreement and repayment of the outstanding balance is due on the third anniversary of the agreement. Interest is based, at the Company's option, on LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. The interest rate resets on a monthly basis. The interest rate was 7.25% at September 30, 1998. On October 1, 1998, the interest rate on this facility increased to 9.25% pursuant to the terms of a waiver obtained by the Company in connection with the actions taken by the power purchaser at the Grays Ferry Project. The facility provides for commitment fees of 0.375% on the unused facility.

     The electric power purchaser from the Grays Ferry Project has asserted that its power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over its obligations under such agreements. After initially refusing to pay the rates set forth in the power purchase agreements, the power purchaser has been ordered by the court in which the litigation is pending to comply with the power purchase agreements pending the outcome of the litigation. As a consequence of such order, the power purchaser is currently paying the contracted rates for electric power under protest, but there can be no assurance that the power purchaser will continue to make such payments. The case has been set for trial on March 29, 1999 and there can be no assurance that the Company ultimately will prevail at trial.

     Moreover, as a result of the power purchaser's actions, the Grays Ferry Partnership is in default of its principal credit agreement, and the lenders thereunder have the ability to prevent the Grays Ferry Partnership from distributing or otherwise disbursing cash held or generated by the Grays Ferry Project. Such rights, if exercised by such lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from distributing cash to its partners during the pendency of the litigation. Any such actions by the Grays Ferry
Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and on the Company. The Company believes that as long as the Grays Ferry Partnership continues to receive the contracted amounts due under the power purchase agreements, such lenders are unlikely to cause such adverse effects to occur.

     While the Grays Ferry Partnership's lenders have allowed the partnership to meet its obligations to suppliers, the partnership received a notice of default from the lenders on June 22, 1998, for the failure to timely convert the loan used for construction purposes to a term loan. Such failure occurred due to the Event of Default created by the alleged termination of the power purchase agreements by the electric power purchaser and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the endurance of certain unresolved issues between the Grays Ferry Partnership and Westinghouse Electric Corporation ("Westinghouse") regarding completion and testing of the Grays Ferry Project, which issues are the subject of an ongoing arbitration proceeding between the partnership and Westinghouse. Based on discussions with representatives of the lenders to the Grays Ferry Partnership, the Company believes that until there is a satisfactory resolution of the two litigation matters the lenders will continue to fund the operations of the project but will not allow distributions for the payment of subordinated fees, payments to the subordinated debt lender or equity distributions to the partners. In lieu of permitting these payments, the lenders applied available cash to repay the debt starting in the third quarter. In addition, the lenders implemented the default rate under the credit agreement which increased the interest rate by 200 basis points. The Company further expects that at the time the litigation is resolved the loan will be restructured.

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

      During the third quarter the Company incurred approximately $700 of third-party expenses related to an anticipated capital markets financing which has been temporarily delayed due to market conditions. These expenses have been appropriately deferred and are included in the balance sheet as "Deferred financing costs, net". The Company intends to continue to pursue the capital markets financing when market conditions improve. However, the Company is continuing to evaluate its financing alternatives, including the commercial bank market. If the Company elects to pursue an alternative financing or if the financing currently contemplated for the capital markets is discontinued or indefinitely delayed, it will have to expense the financing costs that have been deferred.

      On October 9, 1998, CogenAmerica Pryor Inc. ("CogenAmerica Pryor"), a wholly-owned subsidiary of CogenAmerica, acquired from Mid-Continent Power Company, LLC ("MCPC LLC") the entire interest in a 110 megawatt ("MW") cogeneration project located in the Mid-America Industrial Park, in Pryor, Oklahoma (the "Pryor Project"). MCPC LLC is owned 50% by NRG Energy and 50% by parties affiliated with Decker Energy International, Inc.

      CogenAmerica Pryor acquired the Pryor Project by purchasing from MCPC LLC all of the issued and outstanding stock of Oklahoma Loan Acquisition Corporation ("OLAC") for a cash purchase price of approximately $23.9 million. The Mid-Continent Power Company, Inc. ("MCPC") had transferred the Pryor Project to OLAC in December 1997 under its bankruptcy reorganization plan. The Pryor Project sells 110 MW of capacity and varying amounts of energy to Oklahoma Gas and Electric Company under a contract through 2008 and steam to a number of industrial users under contracts with various termination dates ranging from 1998 to 2007. In addition, the Pryor Project sells varying amounts of energy to the Public Service of Oklahoma at its avoided cost.

      The acquisition will be accounted for as a purchase in the fourth quarter. NRG Energy has loaned the Company and CogenAmerica Pryor approximately $23.9 million to finance the acquisition. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan is currently set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. The Company is continuing to pursue alternative sources of financing for either CogenAmerica Pryor or itself, which financing may include a refinancing of any amounts borrowed under the Supplemental Loan Agreement.

Year 2000

     The Year 2000 issue refers generally to the data structure problem that may prevent systems from properly recognizing dates after the year 1999. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could result in system failures or miscalculations, causing disruptions of a company's operations. Moreover, even if a company's systems are Year 2000 compliant, a problem may exist to the extent that the data that such systems process is not.

       The following discussion contains forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors, many of which are beyond the control of the Company, could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors include, but are not limited to, representations by the Company's vendors and counterparties, technological advances, economic considerations and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

The Company's State of Readiness

     The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversions to be completed on a timely basis. In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as venders, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition.

      IT systems. The Company has reviewed and continues to review all of its IT systems as they relate to the Year 2000 issue. The Company's accounting system is currently in the process of being upgraded to alleviate any potential Year 2000 issues. This will include the installation of additional software at a minimal cost to the Company and will be completed by December 31, 1999. The Company outsources its human resource and payroll systems and is in the process of working with the outside vendor to identify and correct any potential Year 2000 issues. This process will be complete and any changes implemented by December 31, 1999. The Company's billing systems are either provided by the customer or are done internally on microcomputer systems. In these cases, the collection of data is the important feature and any impact from a Year 2000 issue would be immaterial.

      Non-IT systems. As indicated above, the Company is dependent upon some of its customers for billing data related to the amount of electricity and steam sold and delivered during the month. The collection of this data also occurs within the control systems of the Company's various facilities. The Company has requested that the control system vendors audit their software to identify any potential Year 2000 issues and provide recommendations for alleviating any potential problems. This process has been completed for all of the Company's facilities and the various solutions are being implemented and will be complete by December 31, 1998. The Company does not believe that any of the upgrades required will be material to the financial statements.

      Year 2000 issues relating to third parties. As described above the Company, in some cases, is dependent upon certain customers to provide billing data. However, the Company also captures and processes this data as a redundancy. The Company's control systems are being upgraded as described above and the Company does not believe that any loss of data will occur due to a Year 2000 issue. The Company has participated in numerous vendor surveys to distill the readiness of various Company systems for any potential Year 2000 issues. In addition, the Company has obtained written disclosure from a number of vendors relating to their Year 2000 preparedness.

Costs to Address the Company's Year 2000 Issues

      The Company's costs to review and assess the Year 2000 issue have not
been  material.   The Company believes that its future costs  to  implement
Year 2000 solutions will also be immaterial to the financial statements.

The Risks of the Company's Year 2000 Issues

      The Company believes that its Year 2000 worst case scenario would include the loss of billing data for the sale of electricity and steam to the utilities and industrial companies that are customers of the company. This billing information, as explained above, is also captured by the Company's control systems at its various facilities.

The Company's Contingency Plans

      As described above, the contingency plan for the loss of billing data is to use the data provided by the Company's internal control systems which are in the process of being upgraded to eliminate any Year 2000 issues.

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.
                                    23

                                  PART II

                             OTHER INFORMATION


ITEM 1.  Legal Proceedings.

     All dollar amounts are in thousands.

      NRG Energy Arbitration. On January 30, 1998, the Company gave notice to NRG Energy of a dispute to be arbitrated pursuant to the terms of its Co-Investment Agreement with the Company. With certain exceptions, the Co-Investment Agreement obligates NRG Energy to offer to sell to the Company "eligible projects," which are defined in the Co-Investment Agreement as certain facilities, which generate electricity for sale through the combustion of natural gas, oil or any other fossil fuel. The Co-Investment Agreement provides that if NRG Energy offers to sell an eligible project to the Company and the Company declines to purchase the project, NRG Energy then has the right to sell the project to a third party at a price which equals or exceeds that offered to the Company. See "Business - Project Development Activities - Co-Investment Agreement with NRG Energy." In the arbitration proceeding, the Company contended that NRG Energy breached the Co-Investment Agreement by, among other things, agreeing to sell to OGE Energy Corp., an affiliate of Oklahoma Gas and Electric Company, a 110 MW cogeneration project in Oklahoma without offering the project to the Company at the same price. The Company requested specific performance of
NRG  Energy's  obligations under the Co-Investment Agreement.   NRG  Energy
argued  that it had no obligation to offer the project to the Company.   On
June 8, 1998, the arbitration panel reviewing the matter issued a preliminary injunction prohibiting NRG Energy from closing the sale of the project to OGE Energy Corp., pending the outcome of the arbitration and subject to the Company's posting of a $500 bond, which the Company posted.

      On July 31, 1998 the arbitration panel held that NRG Energy was required to reoffer the project to CogenAmerica under the terms of the Co-Investment Agreement and ordered NRG Energy to do so. Specifically the order provided for a permanent injunction enjoining the closing of the sale of the project to OGE Energy Corp., replacing the preliminary injunction issued on June 8, 1998. In addition, the bond that CogenAmerica posted for the preliminary injunction was released and no additional bond or security was required.

      On August 4, 1998 NRG Energy made an offer to sell the facility to CogenAmerica. CogenAmerica closed its acquisition of the Pryor Project on October 9, 1998, and the Company considers the arbitration proceeding to be concluded. The purchase price was approximately $23,900, all of which CogenAmerica borrowed from NRG Energy. The interest rate of the note relating to such loan is currently set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan.

      This legal proceeding was described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and was further updated by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

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


                         Cogeneration Corporation of America
                                     Registrant

Date:  November 12, 1998  By: /s/ Timothy P. Hunstad
                                 Timothy P. Hunstad
                          Vice President and Chief Financial Officer
                         (Principal Financial Officer and Duly Authorized
                           Officer)

                             INDEX TO EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated herein by this reference.

3.2  Preferred  Stock  Certificate of Designation of the Company  filed  as
     Exhibit 3.3 to the Company's Current Report on Form 8-K dated April 30, 1996 and incorporated herein by this reference.

3.3 Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by this reference.

27 Financial Data Schedule for the nine months ended September 30, 1998 (for SEC filing purposes only).