Form 10-Q/A
period 1998-03-31
COGENERATION CORP OF AMERICA
filed 1998-12-30
CIK 795185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

                                    ___________

                                     (Mark one)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     - SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO

          COMMISSION FILE NUMBER 1-9208

                             NRG GENERATING (U.S.) INC.
                 (Exact name of Registrant as Specified in Charter)


                   DELAWARE                          59-2076187
         (State or other jurisdiction             (I.R.S. Employer
              of incorporation)                 Identification No.)

                                   ________________


                           1221 NICOLLET MALL, SUITE 610
                         MINNEAPOLIS, MINNESOTA 55403-2445
                (Address of principal executive offices) (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 373-8834

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X    Yes                No
                                           -------            -------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      X    Yes                 No
                        -------             -------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,836,769 shares of Common Stock, $0.01 par value per share, as of May 11, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is hereby amended and restated in its entirety by this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1"). The purpose of this Amendment No. 1 is to add Note 4 "INVESTMENT IN GRAYS FERRY" to the Notes to Consolidated Financial Statements.



                             NRG GENERATING (U.S.) INC.
                                     FORM 10-Q/A
                                   MARCH 31, 1998


                                       INDEX


                                                                               PAGE
PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements.............................................  3

          Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997.............................  3
          Consolidated Statements of Operations -
             Three months ended March 31, 1998 and March 31, 1997.............  4
          Consolidated Statements of Cash Flows -
             Three months ended March 31, 1998 and March 31, 1997.............  5
          Notes to Consolidated Financial Statements..........................  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................  8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................... 15

     Item 3.  Defaults Upon Senior Securities................................. 16

     Item 6.  Exhibits and Reports on Form 8-K................................ 17

     Signature................................................................ 18

     Index to Exhibits........................................................ 19



                                       PART 1
                               FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             NRG GENERATING (U.S.) INC.
                            CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                       ASSETS

                                                                        MARCH 31,     DECEMBER
                                                                          1998          1997
                                                                       -----------    --------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents....................................         $  4,979      $  3,444
  Restricted cash and cash equivalents.........................            8,634         8,527
  Accounts receivable, net.....................................           11,401        11,099
  Receivables from related parties.............................               65            87
  Notes receivable, current....................................                1            27
  Inventories..................................................            2,131         2,134
  Other current assets.........................................              696         1,022
                                                                        --------      --------
    Total current assets.......................................           27,907        26,340

Property, plant and equipment, net.............................          125,908       127,574
Property under construction....................................           71,274        46,247
Project development costs......................................              129           129
Investments in equity affiliates...............................           14,394        13,381
Deferred financing costs, net..................................            5,518         5,643
Deferred tax assets, net.......................................            7,996         7,996
Other assets...................................................              557           584
                                                                        --------      --------
    Total assets...............................................         $253,683      $227,894
                                                                        --------      --------
                                                                        --------      --------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc....         $  1,966      $  2,864
  Current portion of nonrecourse long-term debt................            8,796         8,525
  Current portion of recourse long-term debt...................              455           495
  Short-term borrowings........................................            1,793         1,313
  Accounts payable.............................................           23,270        20,582
  Prepetition liabilities......................................              780           775
  Other current liabilities....................................            2,678         3,083
                                                                        --------      --------
    Total current liabilities..................................           39,738        37,637

Loans due NRG Energy, Inc......................................            4,439         4,439
Nonrecourse long-term debt.....................................          186,000       165,020
Recourse long-term debt........................................           25,000        25,000
                                                                        --------      --------
    Total liabilities..........................................          255,177       232,096
                                                                        --------      --------
Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................                -              -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,871,069 shares issued,
    6,836,769 shares outstanding as of
    March 31, 1998 and December 31, 1997, respectively.........               68            68
  Additional paid-in capital...................................           65,715        65,715
  Accumulated deficit..........................................          (66,919)      (69,592)
  Accumulated other comprehensive income (loss)................             (358)         (393)
                                                                        --------      --------
    Total stockholders' equity (deficit).......................           (1,494)       (4,202)
                                                                        --------      --------
    Total liabilities and stockholders' equity (deficit).......         $253,683      $227,894
                                                                        --------      --------
                                                                        --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                        NRG GENERATING (U.S.) INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED
                                                   -----------------------
                                                    MARCH 31,    MARCH 31,
                                                      1998         1997
                                                   ---------     ---------
REVENUES:
 Energy revenues................................   $  11,283     $  12,391
 Equipment sales and services...................       5,471         4,606
 Rental revenues................................         875           460
                                                   ---------     ---------
                                                      17,629        17,457

COST OF REVENUES:
 Cost of energy revenues........................       3,513         3,160
 Cost of equipment sales and services...........       4,739         3,899
 Cost of rental revenues........................         650           383
                                                   ---------     ---------
                                                       8,902         7,442

   Gross profit.................................       8,727        10,015

Selling, general and
 administrative expenses........................       2,107         2,253
                                                   ---------     ---------
   Income from operations.......................       6,620         7,762
                                                   ---------     ---------
Interest and other income.......................         218           162
Equity in earnings of affiliates................       1,007            39
Interest and debt expense.......................      (3,553)       (3,537)
                                                   ---------     ---------
   Income before income taxes...................       4,292         4,426
                                                   ---------     ---------
Provision for income taxes......................       1,619           339
                                                   ---------     ---------
   Net income...................................   $   2,673     $   4,087
                                                   ---------     ---------
                                                   ---------     ---------
Basic earnings per share........................   $    0.39     $    0.63
                                                   ---------     ---------
                                                   ---------     ---------
Diluted earnings per share......................   $    0.38     $    0.62
                                                   ---------     ---------
                                                   ---------     ---------
Weighted average shares outstanding (Basic).....       6,837         6,441
                                                   ---------     ---------
                                                   ---------     ---------
Weighted average shares outstanding (Diluted)...       7,010         6,624
                                                   ---------     ---------
                                                   ---------     ---------


The accompanying notes are an integral part of these consolidated financial statements.

                             NRG GENERATING (U.S.) INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                        ----------------------
                                                                        MARCH 31,    MARCH 31,
                                                                          1998          1997
                                                                        --------     ---------
Cash Flows from Operating Activities:
 Net income...................................................          $  2,673      $  4,087
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization............................             2,106         1,973
     Equity in earnings of affiliates.........................            (1,007)          (39)
     Gain on disposition of property and equipment............               (67)            -
     Other, net...............................................                29           594
     Changes in operating assets and liabilities:
       Accounts receivable, net...............................              (302)         (560)
       Inventories............................................                 3           178
       Receivables from related parties.......................                22            86
       Other assets...........................................               325           626
       Accounts payable and other current liabilities.........            (1,303)           37
                                                                        --------     ---------
         Net cash provided by operating activities............             2,479         6,982
                                                                        --------     ---------
Cash Flows from Investing Activities:
 Capital expenditures.........................................           (25,314)         (291)
 Proceeds from disposition of property and equipment..........                71           175
 Project development costs....................................                 -           (15)
 Collections on notes receivable..............................                26           277
 Deposits into restricted cash accounts, net..................              (102)       (2,065)
                                                                        --------     ---------
         Net cash used in investing activities................           (25,319)       (1,919)
                                                                        --------     ---------
Cash Flows from Financing Activities:
 Proceeds from long-term debt.................................            23,387             -
 Repayments of long-term debt.................................            (2,176)       (2,715)
 Net proceeds (repayments) of short-term borrowings...........             3,168          (266)
 Payments of prepetition liabilities..........................                 -          (408)
 Deferred financing costs.....................................                (4)             -
                                                                        --------     ---------
         Net cash provided by (used) in financing activities..            24,375        (3,389)
                                                                        --------     ---------
Net increase in cash and cash equivalents.....................             1,535         1,674
Cash and cash equivalents, beginning of period................             3,444         3,187
                                                                        --------     ---------
Cash and cash equivalents, end of period......................          $  4,979      $  4,861
                                                                        --------     ---------
                                                                        --------     ---------

Supplemental disclosure of cash flow information:
  Interest paid..............................................             $3,327         $3,537
  Income taxes paid..........................................                347            389


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

                                      Three Months Ended                         Three Months Ended
                                         March 31, 1998                             March 31, 1997
                         -----------------------------------------   ------------------------------------------
                            Income         Shares                      Income            Shares
                         (Numerator)    (Denominator)       EPS      (Numerator)     (Denominator)       EPS
                         -----------    -------------     --------   -----------     -------------     --------
Net income:
 Basic EPS                 $  2,673          6,837        $  0.39       $  4,087          6,441        $  0.63
 Effect of dilutive
   stock options                  -            173                             -            183
                           --------       --------                      --------        -------
 Diluted EPS               $  2,673          7,010        $  0.38       $  4,087          6,624        $  0.62
                           --------       --------                      --------        -------
                           --------       --------                      --------        -------

2.   LOANS DUE NRG ENERGY, INC.

     Of the March 31, 1998 loan balance of $4,439 due to NRG Energy, Inc. ("NRG Energy"), $2,539 has a maturity date of April 30, 2001 and $1,900 has a maturity date of July 1, 2005.

3.   COMPREHENSIVE INCOME

     During the three months ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Total comprehensive income for the quarter ended March 31, 1998 and 1997 was $2,708 and $4,016, respectively. The difference between total comprehensive income and net income for the above periods was due to foreign currency translation adjustments.


4.   INVESTMENT IN GRAYS FERRY



     CogenAmerica Schuykill Inc., a wholly-owned subsidiary ("CSI"), has a one-third partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry Partnership"). The other partners are affiliates of PECO Energy Company ("PECO") and Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through January 2023 and a 20-year contract to supply all the electricity produced by the project to PECO through January 2018.



     The Company accounts for its investment in Grays Ferry by the equity method. The investment in Grays Ferry was $13,831 and $12,845 at March 31,
1998 and December 31, 1997, respectively. The Company's equity in the earnings of Grays Ferry was $986 for the three months ended March 31, 1998. Grays Ferry commenced commercial operations in January 1998 and therefore had no earnings in 1997. Summarized income statement information of Grays Ferry for 1998 is presented below.



                                                GRAYS FERRY
                                               -------------
                                               Three Months
                                                   Ended
                                                 March 31,
                                                   1998
                                               ------------
Net revenues                                    $ 17,033
Cost of sales                                     10,863
Operating income                                   5,172
Partnership net income                             2,958



5.   LITIGATION


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

     For additional information see "Part I -- Financial Information -- Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" "Part II -- Other Information --Item 1. Legal Proceedings;" and "Part II - Other Information - Item 3. Defaults Upon Senior Securities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the year ended December 31, 1997. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's financial statements included in Part I, Item 1 of this Report on Form 10-Q/A. All dollar amounts (except per share amounts) set forth in this Report are in thousands.


     Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, uncertainties inherent in predicting the outcome of litigation and other factors discussed in this report and the Company's Report on Form 10-K for the year ended December 31, 1997 entitled "Item 1. Business -- Risk Factors." Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing this Report, whether as a result of new information, future events or otherwise.

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

     Cost of rental revenues for the first quarter 1998 of $650 increased from first quarter 1997 costs of $383. The increase was primarily due to increased sales volume due to the ice storms in the northeastern United States and Canada.

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

EQUITY IN EARNINGS OF AFFILIATES

     Equity in earnings of affiliates for the first quarter 1998 of $1,007 increased from first quarter 1997 equity in earnings of affiliates of $39. The increase was primarily due to the earnings of the Grays Ferry Project which commenced operations in January 1998 and accounted for approximately $986 of the Company's equity in earnings of affiliates for the first quarter of 1998. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the power purchase agreements. The electric power purchaser from the Grays Ferry Project has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements, and the Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. The Grays Ferry Partnership is vigorously pursuing this litigation and expects to achieve a favorable result. For additional information see "Part I -- Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Part II -- Other Information -- Item 1.
 Legal Proceedings."

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

GRAYS FERRY COGENERATION PARTNERSHIP

     NRGG Schuylkill Cogeneration, Inc., a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Partnership which owns the Grays Ferry Project. The Grays Ferry Partnership and The Chase Manhattan Bank N.A. ("Chase"), as Agent bank for the Lenders (as defined therein), are parties to a Credit Agreement dated March 1, 1996 to finance the Grays Ferry Project (the "Chase Facility"), of which $113,000 was outstanding as of March 31, 1998. Certain actions taken by PECO, the electric power purchaser under two power purchase agreements with the Grays Ferry Partnership, have caused certain defaults to occur under the Chase Facility. Such defaults have included defaults in the obligation to make interest payments thereon of $639 due on April 8, 1998 and $639 due on May 8, 1998, as well as certain other defaults resulting directly or indirectly from the actions taken by PECO. As of the date of this Report, the aggregate interest arrearage on the Chase Facility is approximately $1,300. In addition, as of the date of this Report, the Grays Ferry Partnership is in default of an aggregate of approximately $177 of payments due Chase as counterparty under interest rate swap arrangements entered into in connection with the Chase Facility. The Grays Ferry Partnership has sufficient funds to pay such amounts; however, Chase has declined to permit disbursements from the Grays Ferry Partnership's bank accounts due to the actions by PECO. The Grays Ferry Partnership believes that once PECO has paid the amounts owed under the power purchase agreements, Chase will release the funds needed to pay such obligations. For additional information see "Part I -- Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Part II -- Other Information -- Item 1. Legal Proceedings."

THE COMPANY

     The Company, MeesPierson Capital Corp. ("MeesPierson") and certain other Lenders (as defined therein) are parties to a Credit Agreement dated as of December 17, 1997 which provides for a $30,000, three-year reducing, revolving credit facility agreement (the "MeesPierson Facility"), of which $25,000 was outstanding on March 31, 1998. The MeesPierson Facility includes cross-default provisions that cause defaults to occur under the MeesPierson Facility in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by PECO have resulted in certain cross-defaults under the MeesPierson Facility. As of the date of this Report, all such cross-defaults have been waived by MeesPierson, as Agent under the MeesPierson Facility.
For additional information see "Part I --Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     (b)  Reports on Form 8-K

          The following Reports on Form 8-K were filed by the registrant during the fiscal quarter ended March 31, 1998:

          1. Current Report on Form 8-K dated December 30, 1997, reporting information under Items 2 and 7.

          2. Current Report on Form 8-K dated March 9, 1998, reporting information under Item 5.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                           NRG GENERATING (U.S.), INC.
                      --------------------------------------
                                   Registrant


Date:  December [   ], 1998

                              -----------------------------------
                                      Timothy P. Hunstad
                 VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                 (Principal Financial Officer and Duly Authorized Officer)

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