Form 10-Q/A
period 1998-06-30
COGENERATION CORP OF AMERICA
filed 1998-12-30
CIK 795185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

                               --------------

                                  (Mark one)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 1998

                                      OR

 ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _____________

       COMMISSION FILE NUMBER 1-9208

                     COGENERATION CORPORATION OF AMERICA
              (Exact name of Registrant as Specified in Charter)


              DELAWARE                               59-2076187
    (State or other jurisdiction                  (I.R.S. Employer
         of incorporation)                      Identification No.)

                               --------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby amended and restated in its entirety by this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1"). The purpose of this Amendment No. 1 is to add Note 4 "INVESTMENT IN GRAYS FERRY" to the Notes to Consolidated Financial Statements.


                     COGENERATION CORPORATION OF AMERICA
                                 FORM 10-Q/A
                                JUNE 30, 1998

                                    INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION:

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Balance Sheets -
            June 30, 1998 and December 31, 1997. . . . . . . . . . . . .    3
          Consolidated Statements of Operations -
            Three months and six months ended June 30, 1998 and
            June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .    4
          Consolidated Statements of Cash Flows -
            Six months ended June 30, 1998 and June 30, 1997 . . . . . .    5
          Notes to Consolidated Financial Statements . . . . . . . . . .    6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .   10

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   19

  Item 3. Default Upon Senior Securities . . . . . . . . . . . . . . . .   21

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . .   22

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   22

  Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

  Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .   24

                                    PART 1
                            FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     COGENERATION CORPORATION OF AMERICA
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
                                                                    JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                  -----------   -----------
                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents....................................    $   5,114     $   3,444
  Restricted cash and cash equivalents.........................        9,278         8,527
  Accounts receivable, net.....................................        9,881        11,099
  Receivables from related parties.............................          245            87
  Notes receivable, current....................................            3            27
  Inventories..................................................        2,439         2,134
  Other current assets.........................................        1,229         1,022
                                                                   ---------     ---------
    Total current assets.......................................       28,189        26,340

Property, plant and equipment, net.............................      124,063       127,574
Property under construction....................................       80,847        46,247
Project development costs......................................          129           129
Investments in equity affiliates...............................       16,022        13,381
Deferred financing costs, net..................................        5,389         5,643
Deferred tax assets, net.......................................        7,996         7,996
Other assets...................................................          543           584
                                                                   ---------     ---------
    Total assets...............................................    $ 263,178     $ 227,894
                                                                   ---------     ---------
                                                                   ---------     ---------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc....    $   1,596     $   2,864
  Current portion of nonrecourse long-term debt................        9,068         8,525
  Current portion of recourse long-term debt...................          415           495
  Short-term borrowings........................................        1,524         1,313
  Accounts payable.............................................       16,713        20,582
  Prepetition liabilities......................................          789           775
  Other current liabilities....................................        2,681         3,083
                                                                   ---------     ---------
    Total current liabilities..................................       32,786        37,637

Loans due NRG Energy, Inc......................................        4,439         4,439
Nonrecourse long-term debt.....................................      201,077       165,020
Recourse long-term debt........................................       25,000        25,000
                                                                   ---------     ---------
    Total liabilities..........................................      263,302       232,096
                                                                   ---------     ---------
Stockholders' equity (deficit):
  Preferred stock, par value $.01, 20,000,000 shares
    authorized; none issued or outstanding.....................            -             -
  New common stock, par value $.01, 50,000,000 shares
    authorized, 6,871,069 shares issued,
    6,836,769 shares outstanding as of
    June 30, 1998 and December 31, 1997, respectively..........           68            68
  Additional paid-in capital...................................       65,715        65,715
  Accumulated deficit..........................................      (65,540)      (69,592)
  Accumulated other comprehensive income (loss)................         (367)         (393)
                                                                   ---------     ---------
    Total stockholders' equity (deficit).......................         (124)       (4,202)
                                                                   ---------     ---------
    Total liabilities and stockholders' equity (deficit).......    $ 263,178     $ 227,894
                                                                   ---------     ---------
                                                                   ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                     COGENERATION CORPORATION OF AMERICA
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                          --------------------     --------------------
                                          JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                            1998        1997         1998        1997
                                          --------    --------     --------    --------
REVENUES:
 Energy revenues.......................   $ 10,518    $  9,002     $ 21,801    $ 21,393
 Equipment sales and services..........      2,863       4,586        8,334       9,192
 Rental revenues.......................        606         467        1,481         927
                                          --------    --------     --------    --------
                                            13,987      14,055       31,616      31,512

COST OF REVENUES:
 Cost of energy revenues...............      4,187       4,072        7,700       7,232
 Cost of equipment sales and services..      2,729       3,662        7,468       7,561
 Cost of rental revenues...............        524         440        1,174         823
                                          --------    --------     --------    --------
                                             7,440       8,174       16,342      15,616

   Gross profit........................      6,547       5,881       15,274      15,896

 Selling, general and
  administrative expenses..............      2,429       1,663        4,536       3,916
                                          --------    --------     --------    --------
   Income from operations..............      4,118       4,218       10,738      11,980
                                          --------    --------     --------    --------
 Interest and other income.............        251         227          469         389
 Equity in earnings of affiliates......      1,639           4        2,646          43
 Interest and debt expense.............     (3,486)     (3,794)      (7,039)     (7,331)
                                          --------    --------     --------    --------
   Income before income taxes..........      2,522         655        6,814       5,081
                                          --------    --------     --------    --------
Provision for income taxes.............      1,143         184        2,762         523
                                          --------    --------     --------    --------
   Net income..........................   $  1,379    $    471     $  4,052    $  4,558
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------
Basic earnings per share...............   $   0.20    $   0.07     $   0.59    $   0.71
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------
Diluted earnings per share.............   $   0.20    $   0.07     $   0.58    $   0.69
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------
Weighted average shares
 outstanding (Basic)...................      6,837       6,441        6,837       6,441
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------
Weighted average shares
 outstanding (Diluted).................      6,987       6,578        6,999       6,566
                                          --------    --------     --------    --------
                                          --------    --------     --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                     COGENERATION CORPORATION OF AMERICA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                   --------------------
                                                                   JUNE 30,    JUNE 30,
                                                                     1998        1997
                                                                   --------    --------
Cash Flows from Operating Activities:
 Net income...................................................     $  4,052    $  4,558
 Adjustments to reconcile net income to net
   cash provided by operating activities:

     Depreciation and amortization............................        4,234       3,774
     Equity in earnings of affiliates.........................       (2,646)        (43)
     (Gain) loss on disposition of property and equipment.....         (137)        491
     Other, net...............................................           31         (38)
     Changes in operating assets and liabilities:
       Accounts receivable, net...............................        1,218       1,183
       Inventories............................................         (305)       (121)
       Receivables from related parties.......................         (158)        121
       Other assets...........................................         (223)         23
       Accounts payable and other current liabilities.........          662      (2,067)
                                                                   --------    --------
         Net cash provided by operating activities............        6,728       7,881
                                                                   --------    --------

Cash Flows from Investing Activities:
 Capital expenditures.........................................      (35,557)     (1,277)
 Proceeds from disposition of property and equipment..........          686         600
 Investment in equity affiliates..............................            -      (1,100)
 Project development costs....................................            -         (15)
 Collections on notes receivable..............................           24       1,122
 Deposits into restricted cash accounts, net..................        (737)      (1,158)
                                                                   --------    --------
         Net cash used in investing activities................      (35,584)     (1,828)
                                                                   --------    --------
Cash Flows from Financing Activities:
 Proceeds from long-term debt.................................       34,672       1,100
 Repayments of long-term debt.................................       (4,353)     (6,016)
 Net proceeds (repayments) of short-term borrowings...........          211        (415)
 Net repayments of prepetition liabilities....................            -      (1,732)
 Deferred financing costs.....................................          (4)           -
                                                                   --------    --------
         Net cash provided by (used) in financing activities..       30,526      (7,063)
                                                                   --------    --------

Net increase in cash and cash equivalents.....................        1,670      (1,010)
Cash and cash equivalents, beginning of period................        3,444       3,187
                                                                   --------    --------
Cash and cash equivalents, end of period......................     $  5,114    $  2,177
                                                                   --------    --------
                                                                   --------    --------

Supplemental disclosure of cash flow information:
  Interest paid...............................................     $  7,306    $  8,040
  Income taxes paid...........................................          648       1,030
  Transfer of construction payables into long-term debt.......        6,201           -

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

                                               Three Months Ended                             Three Months Ended
                                                  June 30, 1998                                  June 30, 1997
                                  --------------------------------------------   --------------------------------------------
                                      Income          Shares                        Income            Shares
                                    (Numerator)    (Denominator)        EPS        (Numerator)     (Denominator)       EPS
                                  -------------- -----------------   ---------   --------------  -----------------  ---------
Net income:
 Basic EPS                         $      1,379            6,837      $  0.20     $        471              6,441    $  0.07
 Effect of dilutive
   stock options                              -              150                             -                137
                                   -------------  ----------------                -------------   ----------------
 Diluted EPS                       $      1,379            6,987      $  0.20     $        471              6,578    $  0.07
                                   -------------  ----------------                -------------   ----------------
                                   -------------  ----------------                -------------   ----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                               Six Months Ended                               Six Months Ended
                                                 June 30, 1998                                  June 30, 1997
                                  --------------------------------------------   --------------------------------------------
                                      Income          Shares                        Income            Shares
                                    (Numerator)    (Denominator)        EPS        (Numerator)     (Denominator)       EPS
                                  -------------- -----------------   ---------   --------------  -----------------  ---------
Net income:
 Basic EPS                         $      4,052            6,837      $  0.59     $      4,558              6,441    $  0.71
 Effect of dilutive
   stock options                              -              162                             -                125
                                   ------------- -----------------                -------------   ----------------

 Diluted EPS                       $      4,052            6,999      $  0.58     $      4,558              6,566    $  0.69
                                   ------------- -----------------                -------------   ----------------
                                   ------------- -----------------                -------------   ----------------


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


     The Company accounts for its investment in Grays Ferry by the equity method. The investment in Grays Ferry was $15,476 and $12,845 at June 30, 1998 and December 31, 1997, respectively. The Company's equity in the earnings of Grays Ferry was $1,645 and $2,631 for the quarter and six months ended June 30, 1998. Grays Ferry commenced commercial operations in January 1998 and therefore had no earnings in 1997. Summarized income statement information of Grays Ferry for 1998 is presented below.

                                             Grays Ferry
                                    ----------------------------
                                    Three Months      Six Months
                                       Ended            Ended
                                      June 30,         June 30,
                                        1998             1998
                                    ------------      ----------
     Net revenues                    $ 20,430          $ 37,463
     Cost of sales                     11,746            22,609
     Operationg income                  7,552            12,724
     Partnership net income             5,157             8,115



5.   LITIGATION

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

     NRG ENERGY ARBITRATION. On January 30, 1998, the Company gave notice to NRG Energy of a dispute to be arbitrated pursuant to the terms of its Co-Investment Agreement with the Company. With certain exceptions, the Co-Investment Agreement obligates NRG Energy to offer to sell to the Company "eligible projects," which are defined in the Co-Investment Agreement as certain facilities which generate electricity for sale through the combustion of natural gas, oil or any other fossil fuel. The Co-Investment Agreement provides that if NRG Energy offers to sell an eligible project to the Company and the Company declines to purchase the project, NRG Energy then has the right to sell the project to a third party at a price which equals or exceeds that offered to the Company. See "Business -- Project Development Activities -- Co-Investment Agreement with NRG Energy." In the arbitration proceeding, the Company contended that NRG Energy breached the Co-Investment Agreement by, among other things, agreeing to sell to OGE Energy Corp., an affiliate of Oklahoma Gas and Electric Company a 110 MW cogeneration project in Oklahoma without first offering the project to the Company at the same price. The Company requested specific performance of NRG Energy's obligations under the Co-Investment Agreement. NRG Energy argued that it had no obligation to offer the project to the Company. On June 8, 1998, the arbitration panel reviewing the matter issued a preliminary injunction prohibiting NRG Energy from closing the sale of the project to OGE Energy Corp., pending the outcome of the arbitration and subject to the Company's posting of a $500 bond, which the Company posted.

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

     For additional information see "Part I -- Financial Information -- Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources;" "Part II -- Other Information -- Item 1. Legal Proceedings;" and "Part II - Other Information - Item 3. Defaults Upon Senior Securities."


6.   REVOLVING CREDIT FACILITY


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

EQUITY IN EARNINGS OF AFFILIATES

     Equity in earnings of affiliates for the second quarter 1998 of $1,639 increased from second quarter 1997 equity in earnings of affiliates of $4. Equity in earnings of affiliates for the first six months of 1998 of $2,646 increased from equity in earnings of affiliates of $43 for the comparable period in 1997. The increases were primarily due to earnings from the Grays Ferry Project, which commenced operations in January 1998, of $1,646 and $2,632 for the second quarter and first six months of 1998, respectively. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the power purchase agreements. The electric power purchaser has asserted that such power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements, and the Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. For additional information see "Part I -- Financial Information" and "Part II -- Other Information -- Item 1. Legal Proceedings."

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

     The electric power purchaser from the Grays Ferry Project has asserted that its power purchase agreements are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over its obligations under such agreements. After initially refusing to pay the rates set forth in the power purchase agreements, the power purchaser has been ordered by the court in which the litigation is pending to comply with the power purchase agreements pending the outcome of the litigation. As a consequence of such order, the power purchaser is currently paying the contracted rates for electric power under protest. However, the power purchaser has filed a notice of appeal and motion to stay the court's order, and there can be no assurance that such order will not be stayed or reversed on appeal. Moreover, as a result of the power purchasers actions, the Grays Ferry Partnership is in default of its principal credit agreement, and the lenders thereunder have the ability to prevent the Grays Ferry Partnership from distributing or otherwise disbursing cash held or generated by the Grays Ferry Project. Such rights, if exercised by such lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from distributing cash to its partners during the pendency of the litigation. Any such actions by the Grays Ferry Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and on the Company. The Company believes that as long as the Grays Ferry Partnership continues to receive the contracted amounts due under the power purchase agreements, such lenders are unlikely to cause such adverse effects to occur. While the Grays Ferry Partnership's lenders have allowed the partnership to meet its obligations to suppliers, the partnership received a notice of default from the lenders on June 22, 1998, for the failure to timely convert the loan used for construction purposes to a term loan. Such failure occurred due to the Event of Default created by the alleged termination of the power purchase agreements by the electric power purchaser and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the endurance of certain unresolved issues between the Grays Ferry Partnership and Westinghouse Electric Corporation ("Westinghouse") regarding completion and testing of the Grays Ferry Project, which issues are the subject of an ongoing arbitration proceeding between the partnership and Westinghouse. Based on discussions with representatives of the lenders to the Grays Ferry Partnership, the Company believes that until there is a satisfactory resolution of the litigation the lenders will continue to fund the operations of the project but will not allow distributions for the payment of subordinated fees, payments to the subordinated debt lender or equity distributions to the partners. In lieu of making these payments, the Company anticipates that the Grays Ferry Partnership will be required to apply such amounts to the repayment of the loan. The Company further expects that at the time the litigation is resolved the loan will be restructured. For additional information see "Part II -- Item 1. Legal Proceedings" and "Part II -- Item 3. Defaults Upon Senior Securities."

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

     NRG ENERGY ARBITRATION. On January 30, 1998, the Company gave notice to NRG Energy of a dispute to be arbitrated pursuant to the terms of its Co-Investment Agreement with the Company. With certain exceptions, the Co-Investment Agreement obligates NRG Energy to offer to sell to the Company "eligible projects," which are defined in the Co-Investment Agreement as certain facilities, which generate electricity for sale through the combustion of natural gas, oil or any other fossil fuel. The Co-Investment Agreement provides that if NRG Energy offers to sell an eligible project to the Company and the Company declines to purchase the project, NRG Energy then has the right to sell the project to a third party at a price which equals or exceeds that offered to the Company. See "Business -- Project Development Activities
-- Co-Investment Agreement with NRG Energy." In the arbitration proceeding, the Company contended that NRG Energy breached the Co-Investment Agreement by, among other things, agreeing to sell to OGE Energy Corp., an affiliate of Oklahoma Gas and Electric Company a 110 MW cogeneration project in Oklahoma without offering the project to the Company at the same price. The Company requested specific performance of NRG Energy's obligations under the Co-Investment Agreement. NRG Energy argued that it had no obligation to offer the project to the Company. On June 8, 1998, the arbitration panel reviewing the matter issued a preliminary injunction prohibiting NRG Energy from closing the sale of the project to OGE Energy Corp., pending the outcome of the arbitration and subject to the Company's posting of a $500 bond, which the Company posted.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

GRAYS FERRY COGENERATION PARTNERSHIP

     CogenAmerica Schuylkill Inc., a wholly owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Partnership, which owns the Grays Ferry Project. The Grays Ferry Partnership and The Chase Manhattan Bank N.A. ("Chase"), as Agent bank for the Lenders (as defined therein), are parties to a Credit Agreement dated March 1, 1996 to finance the Grays Ferry Project (the "Chase Facility"), of which $113,000 was outstanding as of June 30, 1998. Certain actions taken by PECO, the electric power purchaser under two power purchase agreements with the Grays Ferry Partnership have caused certain defaults to occur under the Chase Facility. Such defaults have included defaults in the obligation to make interest payments thereon as well as certain other defaults resulting directly or indirectly from the actions taken by PECO. All payment defaults subsequently were cured by the Grays Ferry Partnership when the agent for the lenders under the Chase Facility permitted the release of cash held by the Grays Ferry Partnership for the purpose of making such interest payments. For additional information see "Part I -- Financial Information --Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Part II -- Other Information -- Item 1. Legal Proceedings."

     On June 22, 1998, the lenders under the Chase Facility gave notice to the Grays Ferry Partnership of a default under the Chase Facility arising out of the failure to timely convert the loan used for construction purposes to a term loan. Such failure occurred due to the Event of Default created by the alleged termination of the power purchase agreements by the electric power purchaser and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the endurance of certain unresolved issues regarding completion and testing of the Grays Ferry Project. The Grays Ferry Partnership and Westinghouse are in arbitration over these unresolved issues. See "Part II -- Other Information -- Item 1. Legal Proceedings."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on May 22, 1997 (the "Meeting"), the following directors were elected, each of whom will serve until the 1998 annual meeting of stockholders and until their successor is elected and qualified:

NOMINEE                      AFFIRMATIVE        NEGATIVE
                                VOTES             VOTES         ABSTENTIONS
                            -------------      -----------      -----------
David H. Peterson             6,118,142           9,377               -
Julie A. Jorgensen            6,118,955           8,564               -
Lawrence I. Littman           6,118,955           8,564               -
Craig A. Mataczynski          6,118,955           8,564               -
Robert T. Sherman, Jr.        6,118,955           8,564               -
Spyros S. Skouras, Jr.        6,118,955           8,564               -
Charles J. Thayer             6,118,955           8,564               -
Ronald J. Will                6,118,955           8,564               -

     In addition, the following proposals were approved at the Meeting:

     Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants.

                AFFIRMATIVE        NEGATIVE
                   VOTES             VOTES         ABSTENTIONS
               -------------      -----------      -----------
                 6,115,221           1,650            10,648

     Approval of the amendment to the Company's Certificate of Incorporation to change the Company's name to Cogeneration Corporation of America.

                AFFIRMATIVE        NEGATIVE
                   VOTES             VOTES         ABSTENTIONS
               -------------      -----------      -----------
                 6,109,280           4,408            13,831

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

                AFFIRMATIVE        NEGATIVE
                   VOTES             VOTES         ABSTENTIONS
               -------------      -----------      -----------
                 5,947,174          162,623           17,722

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


                     Cogeneration Corporation of America
                 -------------------------------------------
                                  Registrant


Date:  December __, 1998                         By: /s/ Timothy P. Hunstad
                                                 ------------------------------

                               Timothy P. Hunstad
                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                   (Principal Financial Officer and Duly Authorized Officer)

                              INDEX TO EXHIBITS


3.1 Amended and Restated Certificate of Incorporation of the Company filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by this reference.


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