Form 10-K
period 1998-12-31
COGENERATION CORP OF AMERICA
filed 1999-03-31
CIK 795185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from to

                         COMMISSION FILE NUMBER: 1-9208

                       COGENERATION CORPORATION OF AMERICA
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                            DELAWARE                                                               59-2076187
 (State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

ONE CARLSON PARKWAY, SUITE 240; MINNEAPOLIS, MINNESOTA              55447-4454                   (612) 745-7900
            (Address of principal executive offices)                (Zip Code)       (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
         NONE

Securities registered pursuant to Section 12(g) of the Act:
         COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-K or any amendment to this Report on Form 10-K. / /

         As of March 2, 1999, there were outstanding 6,856,769 shares of Common Stock. Based on the last sales price at which such stock was sold on that date, the approximate aggregate market value of the shares of Common Stock held by non-affiliates of the Company was $27,170,911.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |X| Yes |_| No

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required for the following items is incorporated by reference to the 1999 Definitive Proxy Statement of Cogeneration Corporation of America ("CogenAmerica"):

         Item 10 -- Directors and Executive Officers of the Registrant
         Item 11 -- Executive Compensation
         Item 12 -- Security Ownership of Certain Beneficial Owners and
                    Management
         Item 13 -- Certain Relationships and Related Transactions


                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

         PREFACE:    SELECTED DEFINITIONS .................................................................    2

Part I
         Item 1.     Business .............................................................................    5
         Item 2.     Properties ...........................................................................   29
         Item 3.     Legal Proceedings ....................................................................   29
         Item 4.     Submission of Matters to a Vote of Security Holders ..................................   31

Part II
         Item 5.     Market for the Registrant's Common Equity and Related
                     Stockholder Matters ..................................................................   32
         Item 6.     Selected Financial Data ..............................................................   34
         Item 7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ............................................................   34
         Item 7A.    Quantitative and Qualitative Disclosures about Market Risk ...........................   52
         Item 8.     Financial Statements and Supplementary Data ..........................................   53
         Item 9.     Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure .............................................................   54

Part III
         Item 10.    Directors and Executive Officers of the Registrant....................................   55
         Item 11.    Executive Compensation ...............................................................   55
         Item 12.    Security Ownership of Certain Beneficial Owners and Management .......................   55
         Item 13.    Certain Relationships and Related Transactions .......................................   55

Part IV
         Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................   56

Consolidated Financial Statements ............................................................. F-1 through F-28

Index to Exhibits .........................................................................................   59

PREFACE: SELECTED DEFINITIONS

         When used in this report, the following terms will have the meanings indicated.

         "Aquila" means Aquila Energy Marketing Corporation.

         "Authority" means the Philadelphia Municipal Power Authority.

         "Bankruptcy Court" means the U.S. Bankruptcy Court for the District of New Jersey.

         "Btu" means British thermal unit.

         "Chase" means Chase Manhattan Bank N.A.

         "CogenAmerica" or "the Company" means Cogeneration Corporation of America.

         "CogenAmerica Funding" means CogenAmerica Funding Inc.

         "CogenAmerica Morris" means CogenAmerica Morris Inc.

         "CogenAmerica Newark" means CogenAmerica Newark Inc.

         "CogenAmerica Parlin" means CogenAmerica Parlin Inc.

         "CogenAmerica Pryor" means CogenAmerica Pryor Inc.

         "CogenAmerica Schuylkill" means CogenAmerica Schuylkill Inc.

         "Co-Investment Agreement" means the Co-Investment Agreement dated April 30, 1996 between NRG Generating (U.S.) Inc. (currently known as CogenAmerica) and NRG Energy.

         "Common Stock" means CogenAmerica's common stock, par value $.01 per share.

         "DuPont" means E.I. du Pont de Nemours and Company.

         "Dynegy" means Dynegy Marketing and Trade.

         "EPA" means the U.S. Environmental Protection Agency.

         "Equistar" means Equistar Chemicals, LP, a joint venture of Lyondell Petrochemical Company, Millennium Chemicals and Occidental Chemical Corporation.

         "EWG" means an "exempt wholesale generator," as that term is defined in PUHCA.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "FERC" means the Federal Energy Regulatory Commission.

         "Grays Ferry Partnership" means the Grays Ferry Cogeneration
Partnership.

         "Grays Ferry PPAs" means the power purchase agreements with PECO.

         "Grays Ferry Project" means the 150 MW cogeneration facility located in Philadelphia, Pennsylvania.

         "JCP&L" means Jersey Central Power and Light Company.

         "kWh" means Kilowatt hour.

         "MCPC" means Mid-Continent Power Company, LLC.

         "MeesPierson Credit Agreement" means the Credit Agreement dated December 17, 1997 between NRG Generating (U.S.) Inc. (currently known as CogenAmerica) and MeesPierson Capital Corporation.

         "MW" means megawatt.

         "Morris ESA" means the Morris energy service agreement dated June 3, 1997 between CogenAmerica Morris LLC and Millennium Petrochemicals Incorporated.

         "Morris LLC" means CogenAmerica Morris LLC.

         "Morris Project" means the 117 MW cogeneration facility in Morris, Illinois.

         "National Ambient Air Quality Standard" means those ambient air quality standards required under the Clean Air Act.

         "Newark Boxboard" means The Newark Group, Inc.

         "Newark and Parlin Credit Agreement" means the Credit Agreement dated May 17, 1996 between NRG Generating (Newark) Cogeneration Inc. (currently known as CogenAmerica Newark), NRG Generating (Parlin) Cogeneration Inc. (currently known as CogenAmerica Parlin), Credit Suisse, Greenwich Funding Corporation and any Purchasing Lender, as amended.

         "Newark Project" means the 58 MW cogeneration facility in Newark, New Jersey.

         "1990 Amendments" means the Clean Air Act Amendments of 1990.

         "NMO" means NRG Morris Operations, Inc.

         "NOx" means nitrogen oxide.

         "NPI" means NRG Parlin, Inc.

         "NRG Energy" means NRG Energy, Inc.

         "O'Brien" means O'Brien Environmental Energy, Inc.

         "OES" means O'Brien Energy Services Company.

         "OG&E" means Oklahoma Gas and Electric Company.

         "OPCI" means O'Brien (Philadelphia) Cogeneration, Inc.

         "Parlin Project" means the 122 MW cogeneration facility in Parlin, New Jersey.

         "PECO" means PECO Energy Company.

         "PJM" means the Pennsylvania - New Jersey - Maryland interconnected power pool.

         "Plan" means the plan of reorganization of O'Brien, discussed more fully in "Item 1. Business --General" of this report.

         "POI" means Power Operations, Inc.

         "PPA" means a power purchase agreement.

         "PRP" means a potentially responsible party.

         "Pryor Project" means the 110 MW cogeneration facility in Pryor, Oklahoma.

         "PSO" means Public Service Company of Oklahoma.

         "PUHCA" means Public Utility Holding Company Act of 1935, as amended.

         "PUMA" means, collectively, CogenAmerica's subsidiaries that operate in the United Kingdom and are held by NRG Generating Ltd., a wholly-owned subsidiary of CogenAmerica.

         "PUPCO" means Philadelphia United Power Corporation.

         "PURPA" means the Public Utility Regulatory Policies Act of 1978, as amended.

         "PWD" means the Philadelphia Water Department.

         "PWD Project" means the two standby/peak shaving facilities with an aggregate capacity of 22 MW in Philadelphia, Pennsylvania.

         "QF" means a "qualifying small power production facility" or a "qualifying cogeneration facility" as these terms are defined in PURPA.

         "RCRA" means the Resource Conservation and Recovery Act of 1976.

         "SEC" means the Securities and Exchange Commission.

         "Securities Act" means the Securities Act of 1933, as amended.

         "Supplemental Loan Agreement" means the Supplemental Loan Agreement dated December 10, 1997 between NRG Energy, NRG Generating (U.S.) Inc. (currently known as CogenAmerica) and NRGG Funding Inc. (currently known as CogenAmerica Funding).

         "TPEC" means Trigen-Philadelphia Energy Corporation, a wholly-owned subsidiary of Trigen.

         "Trigen" means Trigen Energy Corporation.

                                                      PART I

         ALL DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, SET FORTH IN THIS PART I ARE IN THOUSANDS.

ITEM 1.           BUSINESS.

         CERTAIN OF THE STATEMENTS MADE IN THIS ITEM 1 AND IN OTHER PORTIONS OF THIS REPORT AND IN DOCUMENTS INCORPORATED BY REFERENCE HEREIN CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AND SECTION 21E OF THE EXCHANGE ACT. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM ANY RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN "BUSINESS -- RISK FACTORS" HEREIN. SEE "BUSINESS -- RISK FACTORS -- RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS."

         FOR DEFINITIONS OF CERTAIN CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS ITEM I, PLEASE SEE THE SELECTED DEFINITIONS IMMEDIATELY PRECEDING THIS ITEM 1.

GENERAL

         CogenAmerica, formerly known as NRG Generating (U.S.) Inc. and O'Brien Environmental Energy, Inc., is an independent power producer primarily in the business of developing, owning and managing the operation of cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. The Company is currently focusing on natural gas-fired cogeneration projects with long-term contracts for substantially all of the output of such projects including "inside the fence" projects on the premises of the project's steam/energy hosts. The Company's strategy is to develop, acquire and manage the operation of such cogeneration projects and to provide U.S. industrial facilities and utilities with reliable and competitively priced energy from the Company's power projects.

         CogenAmerica has substantial expertise in the development and management of the operation of cogeneration power projects. The Company's current project portfolio consists of: (i) the Parlin Project; (ii) the Newark Project; (iii) the Morris Project; (iv) the Pryor Project; (v) an 83% interest in the PWD Project; and (vi) a one-third interest in the Grays Ferry Project. All of the Company's cogeneration projects commenced commercial operation in the 1990s.

         When still known as O'Brien, the Company emerged from bankruptcy on April 30, 1996, under the Plan approved by the Bankruptcy Court. O'Brien had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 28, 1994. In connection with the consummation of the Plan, all of the shares of O'Brien Class A and Class B Common Stock were canceled and replaced by a new issue of common stock, par value $.01 per share. At that time the Company changed its name to NRG Generating (U.S.) Inc. In addition, NRG Energy advanced approximately $71,200 under loan agreements with the Company and purchased approximately 41.86% of the Common Stock for aggregate consideration of approximately $21,200. NRG Energy also purchased certain subsidiaries of the Company for $7,500 and funded a cash distribution to the O'Brien stockholders aggregating $7,500. NRG Energy's financial backing of the Plan enabled the Company to provide for full and immediate payment of all undisputed pre-petition claims as well as a provision for post-petition interest. In addition, pursuant to the Plan, NRG Energy and the Company entered into a Co-Investment

Agreement, pursuant to which NRG Energy has agreed to offer to the Company ownership interests in certain power projects which are initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. See "Business -- Project Development -- Co-Investment Agreement with NRG Energy."

         The Company was incorporated in Florida in 1981 and subsequently merged with a Delaware corporation in 1984. Prior to the merger, the Company was part of a group of several affiliated companies which had served the power generation market since 1915.

         The following chart summarizes certain information concerning each of the Company's projects. See "Business -- Products and Services -- Energy Segment -- Parlin Project," "-- Newark Project," "-- Morris Project," "--Pryor Project," "-- PWD Project" and "-- Grays Ferry Project."


                           PARLIN         NEWARK         MORRIS          PRYOR           PWD        GRAYS FERRY
                           PROJECT        PROJECT        PROJECT        PROJECT        PROJECT        PROJECT
                        -------------- -------------- -------------- -------------- -------------- --------------
Capacity (1)               122 MW          58 MW         117 MW         110 MW          22 MW         150 MW

Ownership                  100.0%         100.0%       100.0% (2)        100%         83.0% (3)        33.3%

Availability (4)            95.7%          95.4%          100%           93.7%       Standby (5)        93%

Ownership date              June         November       November       October       September       January
                            1991           1990           1998          1998            1993           1998

Type                     Gas-Fired,     Gas-Fired,     Gas-Fired,     Gas-Fired,       Diesel       Gas-Fired,
                          Combined       Combined       Combined       Combined        Standby       Combined
                            Cycle          Cycle          Cycle          Cycle                         Cycle

Power purchaser            JCP&L;         JCP&L;        Equistar       OG&E; PSO      Authority        PECO
                         DuPont (6)       Newark
                                         Boxboard

Expiration year of
power purchase              2011           2015           2023           2007           2013           2017
contract

Steam purchaser            DuPont         Newark        Equistar        Various          --          TPEC (7)
                                         Boxboard

Expiration year of
steam purchase              2021           2015           2023          Various          --            2022
contract

Fuel provider               JCP&L          JCP&L        Equistar        Aquila;          PWD          Aquila
                                                                        Dynegy

Expiration year of
fuel supply                 2011           2015           2023          Annual          2013           2013
contract

Operator                   POI (8)        POI (8)        NMO (8)        Cogen-         OES (9)      PUPCO (10)
                                                                       America


(1) Reflects the nameplate capacity of the project. Nameplate capacity may not represent the actual output for a facility at any particular time.

(2) Equistar has notified the Morris Project of its intention to exercise an option to purchase a 5% membership interest in Morris LLC, the owner of the Morris Project. A final agreement for the purchase has not been executed. See "Business -- Products and Services -- Energy Segment -- Morris Project."

(3) The Company owns substantially all of the assets constituting the PWD Project except for its principal project agreements, which are held by OPCI. All of the common stock of OPCI is held by the Company and all of the preferred stock of OPCI is held by an unrelated third party. The terms of the preferred stock entitle the preferred stockholder to receive dividends equal to 17% of OPCI's earnings (as determined in accordance with the terms of the preferred stock).

(4) Reflects availability (as defined in the PPA for the project) during 1998. The Morris Project began commercial operation in November 1998 and the Pryor Project was acquired in October 1998. The Grays Ferry Project began commercial operation in January 1998.

(5) The PWD Project consists of two standby/peak shaving facilities which are used only as back-up sources of electricity by the power purchaser.

(6) A portion of the power from the Parlin Project is sold to NPI, a wholly-owned subsidiary of NRG Energy, and NPI resells this portion of the power at retail to DuPont under an agreement extending until 2021.

(7) TPEC is a wholly-owned subsidiary of Trigen, a partner in the Grays Ferry Partnership.

(8) POI and NMO are wholly-owned subsidiaries of NRG Energy. NRG Energy owns approximately 45.2% of the Company's Common Stock.

(9) On November 5, 1998 the Company sold OES, a wholly-owned subsidiary of the Company. OES continues to serve as operator of this project under the terms of the existing operations and maintenance contract.

(10)  PUPCO is a wholly-owned subsidiary of Trigen.


PRODUCTS AND SERVICES

         During fiscal 1998, the Company operated principally in two industry segments: (i) energy -- the development, ownership and operation of cogeneration projects and standby/peak shaving projects through wholly-owned subsidiaries and limited liability companies; and (ii) equipment sales, rental and service -- the sale and rental of power generating, cogenerating and standby/peak shaving equipment and associated services. The Company has determined and previously announced that its equipment sales, rental and service business is no longer a part of its strategic plan. On November 5, 1998 the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The Company is currently pursuing alternatives for the disposition of PUMA, which comprises the remaining operations of the equipment sales, rental and service segment. See Note 18 of the Notes to the Consolidated Financial Statements for financial information with respect to industry segments.

     ENERGY SEGMENT

         OVERVIEW. Cogeneration involves the sequential production of two or more forms of usable energy (E.G., electricity and thermal energy) using a single fuel source, thereby substantially increasing fuel efficiency. The key elements to the successful development and operation of a cogeneration project are permit applications, contracts for sales of electricity and thermal energy, contracts or arrangements for fuel supply and project operation, and project financing and construction. The Company attempts to design and develop its projects so that they qualify for the benefits of PURPA, which exempts QFs from rate, financial and similar utility regulation and requires public utilities to purchase power generated by these projects. Electricity may be sold to utilities and end users of electrical power, including large industrial facilities, and possibly to power marketers. Thermal energy from cogeneration plants may be sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical and paper industries. The Company owns equity interests in five operating cogeneration projects discussed below -- the Parlin, Newark, Morris, Pryor and Grays Ferry Projects. Revenues from these projects collectively accounted for 65.0%, 60.2%, 49.1% and 63.9% of the Company's total revenues for 1998, 1997, the 1996 transition period and 1996, respectively.

         The Company owns an 83% equity interest in one operating standby/peak shaving generator project, the PWD Project. Revenues from this project accounted for 5.6%, 6.5%, 5.2% and 4.2% of the Company's total revenues for 1998, 1997, the 1996 transition period and 1996, respectively. Large electrical demand customers use a standby/peak shaving project's power generation equipment as a back-up source of electricity. The availability of an alternative energy source allows these customers to benefit from discounted interruptible energy tariffs from their primary electricity provider. Standby/peak shaving generators typically are required to be available and be capable of providing a specified amount of electricity during peak periods within a limited time.

         Each of these projects is currently producing revenues under long-term contracts. Business interruption insurance and performance guarantees from the third-party operators have been obtained for the cogeneration projects in connection with the financing of such projects. These arrangements are negotiated and closed prior to commencement of project operations. Taken as a whole, these arrangements reduce the risks associated with any past and future equipment problems or unscheduled plant shutdowns. For example, in the event of an unscheduled outage, the Company and any other project owners generally are entitled, pursuant to its business interruption insurance policy, to the net profit which it is prevented from earning from the particular project, including all charges and expenses which continue during the period of interruption, less the applicable deductible amounts.

         NEWARK PROJECT. The Newark Project is a 58 MW gas-fired combined cycle cogeneration project located in Newark, New Jersey that utilizes one General Electric Frame 6B combustion turbine with an air inlet chiller system. The Newark Project commenced operation in November 1990. CogenAmerica Newark, a wholly-owned subsidiary of the Company, owns all of the Newark Project. As a QF, the Newark Project sells up to 58 MW of electric power to JCP&L and provides up to 75,000 pounds per hour of steam to Newark Boxboard. In September 1998 the Company completed an upgrade of the electrical and steam production systems and increased the electrical production capacity from 52 MW to 58 MW. The upgrade added a mechanical chiller unit to cool inlet air to the combustion turbine which increased the capacity to supply steam and electricity to Newark Boxboard. The Newark Project accounted for approximately $17,541 and $17,319 in revenues, representing approximately 23.7% and 26.7% of the Company's consolidated revenues, during the years ended December 31, 1998 and 1997, respectively.

         PARLIN PROJECT. The Parlin Project is a 122 MW gas-fired combined cycle cogeneration project located in Parlin, New Jersey that utilizes two General Electric Frame 6B turbine generators. The Parlin Project commenced operation in June 1991. CogenAmerica Parlin, a wholly-owned subsidiary of the Company, owns all of the Parlin Project. As an EWG, the Parlin Project sells up to 114 MW of electric power to JCP&L and provides up to 150,000 pounds per hour of steam to DuPont. In addition, the Parlin Project sells up to 9 MW of power to NPI, a wholly-owned subsidiary of NRG Energy, which power NPI resells to DuPont. The Parlin Project accounted for approximately $21,527 and $21,685 in revenues, representing approximately 29.1% and 33.5% of the Company's consolidated revenues, during the years ended December 31, 1998 and 1997, respectively.

         MORRIS PROJECT. The Morris Project is a 117 MW gas-fired cogeneration project located near Morris, Illinois that utilizes three General Electric Frame 6 combustion turbines and three heat recovery steam generators. The Morris Project commenced operation in November 1998. CogenAmerica Morris LLC, a wholly-owned subsidiary of CogenAmerica Funding, currently owns all of the Morris Project. The Morris Project sells as a QF up to an average of 78 MW of electric power and up to 720,000 pounds per hour of steam to Equistar. The Morris Project designed redundancy into the energy production capability of the facility in order to meet Equistar's steam and electric demand, and as a result the Morris Project expects that it will be able to make periodic sales of energy to other customers on a merchant basis.

         In the Morris ESA, Equistar was granted an option to purchase up to 10% of the Morris Project. In February 1998, Equistar gave notice of its intention to purchase a 5% membership interest in the Morris Project.
The parties have not finalized an acquisition agreement.

         The Morris Project accounted for approximately $5,779 in revenues, representing approximately 7.8% of the Company's consolidated revenues, during the year ended December 31, 1998. The Morris Project commenced commercial operations in November 1998. The Morris facility experienced two unscheduled outages in January 1999 which resulted in service and business interruptions to Equistar. CogenAmerica, Equistar and NRG Energy as provider of construction management services and operation and maintenance services, are currently investigating the matter and are examining their respective rights and obligations with respect to each other and with respect to potentially responsible third parties, including insurers. CogenAmerica's investigation and discussions with Equistar are continuing. The company does not believe that there will be a material adverse impact on the financial statements, however, no assurance can be given as the ultimate outcome of this matter.

         GRAYS FERRY PROJECT. The Grays Ferry Project is a 150 MW dual-fueled (natural gas and fuel oil) combined-cycle cogeneration plant located in Philadelphia, Pennsylvania that commenced operation in January 1998. The Grays Ferry Partnership owns 100% of the Grays Ferry Project. The Grays Ferry Partnership is a general partnership that is one-third owned by each of CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, Trigen-Schuylkill Cogeneration Inc., an affiliate of Trigen, and Adwin (Schuylkill) Cogeneration, Inc., an affiliate of PECO. As a QF, the Grays Ferry Project sells all of its electric power to PECO and provides all of its steam to TPEC.

         In March 1998, PECO declared that the Grays Ferry PPAs were ineffective and ceased paying in full for electricity. The Grays Ferry Partnership instituted a lawsuit against PECO and obtained a preliminary injunction requiring PECO to make electricity payments in full while the litigation proceeds. The Grays Ferry Partnership recorded revenue of approximately $78,126 from PECO in 1998. PECO claims it was not obligated to pay approximately $34,500 of such revenue. The Company has recorded $4,758 of equity in earnings of affiliates representing its pro rata share of the Grays Ferry Partnership's net income for the year ended December 31, 1998. On March 9, 1999 the court issued an order for partial summary judgment in favor of the Grays Ferry Partnership, ruling that PECO's attempted termination of the Grays Ferry PPA was improper. See "Business - Risk Factors -- Grays Ferry Litigation/Default" and "Item 3. -- Legal Proceedings."

         PRYOR PROJECT. The Pryor Project is a 110 MW combined cycle facility located in Pryor, Oklahoma. Oklahoma Loan Acquisition Corporation ("OLAC"), a wholly-owned subsidiary of the Company, owns 100% of the Pryor Project. The Company acquired all of the capital stock of OLAC on October 9, 1998 from MCPC, which was 50% owned by NRG Energy and 50% owned by Decker Energy, International and associated entities. The facility sells power to OG&E on a dispatchable basis and steam to a number of industrial users including Georgia-Pacific. The facility also sells electricity to PSO when not dispatched by OG&E. Subsequent to the acquisition, the Pryor Project accounted for approximately $3,235 in revenues, representing approximately 4.4% of the Company's consolidated revenues, during the year ended December 31, 1998.

         PWD PROJECT. The PWD Project comprises two standby peak shaving facilities (each of which has a number of gas and diesel generator sets) located at the PWD's Northeast and Southwest waste water treatment plants in Philadelphia, Pennsylvania. Each facility has a capacity of approximately 11 MW for an aggregate capacity of 22 MW. The PWD Project's Northeast unit commenced operation in May 1993, and its Southwest unit commenced operation in September 1993. OPCI sells the short-start-time capacity of the two units to the Authority, and the Authority has the right to demand energy from the PWD Project at any time on thirty minutes' notice. The biogas portion of each unit (approximately 1 MW in each case) operates as a QF, but the standby generators do not. The PWD Project accounted for approximately $4,134 and $4,206 in revenues, representing approximately 5.6% and 6.5% of the Company's consolidated revenues, during the years ended December 31, 1998 and 1997, respectively.

         The Company owns substantially all of the assets constituting the PWD Project except for its principal project agreements, which are held by OPCI. All of the common stock of OPCI is held by the Company and all of the preferred stock of OPCI is held by an unrelated third party. The terms of the preferred stock entitle the preferred stockholder to receive dividends equal to 17% of OPCI's earnings (as determined in accordance with the terms of the preferred stock).

     EQUIPMENT SALES, RENTAL AND SERVICE SEGMENT

         In 1998, the Company operated its equipment sales, rental and service segment principally through two subsidiaries: OES, which, until it was sold in November 1998, served the United States market; and NRG Generating Limited, a holding company for a number of subsidiaries that operate in the United Kingdom under the common name of PUMA. Revenues from this segment accounted for 29.4%, 33.3%, 41.8% and 28.2% of the Company's consolidated revenues for 1998, 1997, the 1996 transition period and 1996, respectively.

         The Company has determined and previously announced that its equipment sales, rental and services business is not a part of its strategic plan. Accordingly, on November 5, 1998 the Company sold OES to an unrelated third party for $2,000. The Company is currently pursuing several avenues for the disposition of PUMA, which is not expected to have a material adverse effect on the Company's financial position or results of operations.

         PUMA designs and assembles diesel and natural gas fueled power generation systems ranging in size from 5 kilowatts to 5 MW. These products are engineered and sold for use in prime power base load applications as well as for standby or main failure emergency situations. Major markets for these products include commercial buildings, governmental institutions such as schools, hospitals and public facilities, industrial manufacturing or production plants, shipyards, the entertainment industry and offshore drilling operations. PUMA also designs and manufactures custom electrical control and distribution subsystems. These include medium voltage cubicle switchboards, main distribution systems, control instrumentation panels and packaged substations. This equipment receives and distributes power through a building, ship or other self-contained structure. PUMA exports many of its products primarily through established distributors and dealers in local areas for delivery to markets such as Europe, the Far East, including Hong Kong and mainland China, together with the Middle East and South America. The revenues from the Company's operations in the U.K. are attributable solely to the equipment sales and services segment of the Company's business. The revenues from such operations accounted for 63% of that particular segment's revenue in 1998. See Note 18 of the Notes to the audited Consolidated Financial Statements for financial information with respect to the Company's domestic and foreign operations.

PROJECT DEVELOPMENT ACTIVITIES

   GENERAL

         The Company, its subsidiaries and affiliates develop, own and manage the operation of power projects which produce electricity and/or thermal energy for sale to industrial and commercial users and to public utilities. The Company follows a disciplined and focused approach to its development efforts. Specifically, the Company focuses its development activities on both the acquisition of operating cogeneration and power generation facilities and the development of greenfield inside-the-fence cogeneration projects.

         In pursuing new opportunities, the Company plans to adhere to the following stringent selection criteria:

         PROFITABILITY. The Company does not plan to pursue new greenfield projects or acquisitions merely for the sake of growth, but rather seeks to grow with the addition of profitable projects.

         MID-SIZE PROJECTS. The Company plans to focus on middle market size projects.

         DOMESTIC FOCUS. The Company intends to seek opportunities for the foreseeable future exclusively in the U.S., thus avoiding any exposure to foreign political and currency exchange rate risk.

         MANAGEMENT INPUT AND CONTROL. The Company seeks to have sole ownership of future projects. However, to the extent that a potential partner offers complementary skills and resources, the Company will consider partnering with such a firm, provided that the Company has significant managerial and strategic input. The Company does not plan to pursue purely passive minority stakes.

         LONG-TERM CONTRACTS. The Company seeks to develop projects that include medium to long-term off-take contracts with creditworthy commercial or industrial offtakers.

         FUEL RISK. The Company attempts to structure off-take contracts for new projects to avoid the risk of fluctuations in fuel prices.

         In addition to its internal project development efforts, the Company is party to the Co-Investment Agreement with NRG Energy. Pursuant to this agreement, NRG Energy has agreed to offer to the Company the opportunity to acquire ownership interests in certain power projects initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. The Company continues to believe this Agreement will not serve as the primary source of future project development activities. However, NRG Energy continues to express its commitment to support the business development activities of the Company. See "Business -- Project Development Activities -- Co-Investment Agreement with NRG Energy."

    POTENTIAL PROJECTS

         The Company from time to time identifies and considers potential opportunities to develop additional projects as well as to acquire projects in operation or under development that are owned by third parties.

         As a project developer, the Company is responsible for the evaluation, design, installation and operation of a project. The Company also assumes the responsibility for evaluating project alternatives, obtaining financing, insurance and all necessary licenses, permits and certifications, conducting contract negotiations with offtakers, and arranging turnkey construction. In connection with obtaining financing, the Company may negotiate for credit support facilities with equipment suppliers, turnkey construction firms and financial institutions.

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

    CO-INVESTMENT AGREEMENT WITH NRG ENERGY

         Pursuant to the Co-Investment Agreement, NRG Energy has agreed to offer to the Company ownership interests in certain power projects which were initially developed by NRG Energy or with respect to which NRG Energy has entered into a binding acquisition agreement with a third party. If any eligible project reaches certain contract milestones (which include the execution of a binding PPA and fuel supply agreement and the completion of a feasibility and engineering study) by April 30, 2003, NRG Energy has agreed to offer to sell to the Company all of NRG Energy's ownership interest in such project. Eligible projects include, with certain exceptions and exclusions, proposed or existing electric power plants within the U.S. which NRG Energy initially develops or in which NRG Energy proposes to acquire an ownership interest. NRG Energy is obligated under the Co-Investment Agreement to offer to the Company, during the three-year period ending on April 30, 1999, projects with an aggregate equity value of at least $60,000 or a minimum of 150 net MW. As of the date hereof, ownership interests in projects with an aggregate of more than 240 net MW have been offered under the Co-Investment Agreement, including the 117 MW Morris Project and the 110 MW Pryor Project.

         Among the exclusions from the Co-Investment Agreement are (i) any ownership interest in a project which is below a level that would cause the project (or its owners) to be in violation of the relevant PPA or applicable state or federal law upon the generation of electricity for sale by such project, (ii) any indirect ownership interest held by NRG Energy in an eligible project arising from NRG Energy's direct or indirect ownership of equity interests in the Company, (iii) any ownership interest in a facility below 25 MW in capacity, and (iv) any ownership interest that is retained in order to later be sold in an "exempt transaction." Exempt transactions include (i) any sale or disposition of all or a portion of an ownership interest that is consummated as a result of a foreclosure or conveyance in lieu of foreclosure of liens or security interests (other than by NRG Energy) encumbering the eligible project or such ownership interest, (ii) any sale or disposition of an ownership interest to a third party that is or will become a participant in the eligible project (such as a local or industry investor, a financial institution or a fuel or equipment supplier), provided that the obligation to sell the interest is incidental to the provision of services or the contribution of assets to the eligible project and is created prior to the execution and delivery of a binding PPA and fuel supply agreement and the completion of an engineering and feasibility study with respect to the project, and (iii) any sale or disposition of an ownership interest to another person as part of a larger transaction involving the sale of all or substantially all of the assets of NRG Energy or the sale of an equity interest in NRG Energy, provided that the person acquiring the ownership interest agrees to be bound by the Co-Investment Agreement with respect to such ownership interest (if such ownership interest has not previously been offered for sale to CogenAmerica pursuant to the Co-Investment Agreement). In January 1998, the Company initiated an arbitration proceeding pursuant to the terms of the Co-Investment Agreement to resolve a dispute with NRG Energy concerning the rights and obligations of the Company and NRG Energy with respect to the Pryor Project. The arbitration proceeding was resolved in favor of the Company and the Company closed on its acquisition of the project on October 9, 1998.

         NRG Energy has agreed to finance the Company's purchase of ownership interests that may be offered pursuant to its Co-Investment Agreement at commercially competitive terms to the extent funds are unavailable to the Company on comparable terms from other sources. The Co-Investment Agreement requires any such financing to be recourse to the Company and secured by a lien on the ownership interest acquired. The Company is required to repay such financing from the net proceeds of any offerings of equity or debt securities of the Company (when market conditions permit such offerings to be made on favorable terms) after taking into account the working capital and other cash requirements of the Company, as determined by its Board of Directors.

REGULATION OF THE COMPANY'S PROJECTS

         In connection with the development and operation of its projects, the Company is significantly affected by federal, state and local energy laws and regulations.

   SIGNIFICANCE OF QF STATUS

         With the exception of the Parlin Project and part of the PWD Project, all of the Company's existing electric generating facilities are QFs. Under PURPA, QFs receive certain regulatory and economic benefits. Specifically, the owners of QFs generally receive exemption from the application of PUHCA, rate and other utility regulation under the Federal Power Act, and state laws concerning the rates and the financial and organizational regulation of electric utilities. In addition, PURPA obligates utilities to purchase power offered by QFs at an individual utility's "incremental cost of alternative electric energy," which is sometimes referred to as the "avoided cost standard" and which is defined as the cost that the utility avoids by not generating the power itself or purchasing it from another source.

         In order to maintain QF status, a generating project must meet certain technological criteria. QFs are required to generate sequentially electricity and thermal energy (generally in the form of steam) under standards prescribed by the FERC. As part of this requirement, every QF is required under FERC regulations to meet certain standards on a calendar year basis relating to the facility's overall thermal efficiency (i.e., conversion of the energy content of fuel into useful electricity and steam) and relative production of electricity versus steam. These standards are referred to collectively as the "operating and efficiency standards."

         QFs that are qualifying small power production facilities are required to produce a certain amount of their electric power using biomass, waste, renewable resources or geothermal resources as their primary energy source and are generally subject to size restrictions.

         In addition to the technological requirements for QF status, under FERC regulations no more than 50% of the attributable equity interest in a QF may be owned by an electric utility.

         The failure of a QF to meet any of the requirements for QF status can result in material adverse consequences to the owner of the facility. Under FERC precedent, for any calendar year in which a QF fails to meet the applicable requirements for QF status, the owner of the facility is required to refund to any utility purchasing power from the facility the difference between the contracted rate for sales of power and the utility's hourly incremental cost of electric energy during the year in question. In addition, contracts for the purchase of power from QFs (including some power purchase contracts for the Company's facilities) frequently provide for termination of the contract or other adverse consequences in the event that the facility is not continuously maintained as a QF. Finally, in the event that a QF is permanently unable to meet the criteria for QF status it risks the loss of all of its regulatory exemptions, most notably the exemption from PUHCA. See "Business -- Risk Factors -- Loss of QF Status" and "-- Risks Associated with Becoming a Holding Company under PUHCA."

   SIGNIFICANCE OF EWG STATUS

         One alternative to QF status is for the owner of a generating project to become an EWG. PUHCA, as amended by the Energy Policy Act of 1992, defines an EWG as a person determined by the FERC to be "engaged directly (or indirectly) and exclusively in the business of ...selling electric energy at wholesale" and meetinG certain other criteria. An EWG is completely exempt from PUHCA, and all companies are free to acquire EWGs without restrictions. Moreover EWGs are permitted to own QFs. The Company has elected to obtain EWG status for its Parlin Project.

         Because the Parlin Project is not a QF, CogenAmerica Parlin is not exempt from wholesale rate regulation and has therefore filed rates with the FERC as a public utility under the Federal Power Act. In the event that CogenAmerica Parlin lost EWG status, the Company would suffer material adverse consequences under PUHCA. See "Business -- Risk Factors -- Risks Associated with Becoming a Holding Company under PUHCA."

   SPECIAL STATUS OF PWD PROJECT

         The PWD Project consists of two identical generation facilities located at separate but proximate sites, each facility consisting of approximately 1 MW of biogas-fired generating equipment and 10 MW of natural gas-fired generating equipment. The owner of the principal project agreements of the PWD Project, OPCI, sells all power produced by the biogas-fired units to a retail customer, the Authority. In addition, OPCI is obligated to provide the Authority with 20 MW of standby power from the natural gas fired generating units upon thirty minutes' notice.

         The biogas-fired generating units collectively constitute a QF. However, the standby natural gas-fired generation units included within the PWD Project are not part of the PWD QF and therefore do not carry with them any of the regulatory exemptions that otherwise accompany QF status. Nevertheless, the Company believes that the ownership of the natural gas-fired generating units by OPCI does not make it an "electric utility company" under PUHCA, by virtue of 17 CFR 250 of the SEC's regulations. See "Business -- Risk Factors -- Risks Associated witH Becoming a Holding Company under PUHCA."

ENVIRONMENTAL LAW AND REGULATIONS

         In addition to the regulations described above, the Company and its projects are subject to a number of comprehensive environmental laws and regulations, affecting both present and future operations. The laws and regulations applicable to the Company primarily relate to the discharge of emissions into the water and air, but can also include wetlands preservation, waste disposal and noise abatement. Frequently, these laws and regulations require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies as well as ongoing reporting and compliance obligations. Compliance may require modification of a project which may increase its cost, extend its completion date or otherwise adversely affect a project before or after its completion. Additional or modified licenses, permits and approvals may be required for any physical or operational changes to the Company's facilities. For some conditions, environmental laws also may impose cleanup or other remediation obligations. In many instances, state laws impose requirements on the Company that are similar to, and in some cases more stringent than, the requirements under federal law. Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. The current environmental requirements under which the Company's projects operate are subject to amendment, and the Company cannot predict what effect compliance with such amendments may have on the Company's business or operations.

         As discussed below, the Company believes its facilities are in substantial compliance with applicable environmental requirements. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings and has not required the Company to expend significant capital.

         In the future, the environmental requirements likely to have the greatest impact on the Company's business and operations are the air quality emission limitations under the Clean Air Act. As originally enacted, the Clean Air Act set guidelines for emission standards for major pollutants (e.g., sulfur dioxide and NOx) from newly constructed stationary sources. The Clean Air Act provides for the regulation, largely through state implementation of federal requirements, of emissions of regulated substances from certain facilities and operations, including an obligation to obtain preconstruction and operating permits for sources of certain air emissions. Each state in which the Company's plants are located implements the requirements of the Clean Air Act through its own state air pollution control statute and implementing regulations. For example, the requirements of the Clean Air Act are implemented in New Jersey through the New Jersey State Air Pollution Act, in Pennsylvania through the Pennsylvania Air Pollution Control Act, in Illinois through the Illinois Environmental Protection Act, and in Oklahoma through the Oklahoma Clean Air Act. Each of the states implements these requirements through regulations promulgated by the EPA and the respective state agencies.

         In November 1990, significant amendments to the Clean Air Act were adopted by Congress. The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. Although the EPA is still implementing the requirements mandated by the 1990 Amendments, the Company believes that air quality regulations in the U.S. will become even more stringent. Currently, the Company believes that all of the Company's operating plants are in compliance in all material respects with applicable federal and state performance standards under the Clean Air Act, the 1990 Amendments and the state statutory and regulatory air quality requirements of the states in which they are located.

         The 1990 Amendments require the EPA to establish technology-based emission standards for hazardous air pollutants. "Electric utility steam generating units" greater than 25 MW have been excluded from regulation pending completion of an EPA study of hazardous air pollutant emissions from these units to determine whether such regulation is "appropriate and necessary." The final report, issued in February 1998, concluded that regulation of hazardous air pollutant emissions from those units is not necessary with a few possible exceptions. The EPA has decided to conduct further studies of certain utility emissions and will determine at a later date whether regulation of those emissions is appropriate. The EPA plans to issue hazardous air pollutant regulations for combustion sources not included within the scope of the EPA's electric utility study by November 2000. Depending on whether they are finalized, these regulations may require the Company to install additional emission control technology.

         With the exception of the Pryor Project in Oklahoma, each of the Company's projects are located in an area which does not attain the National Ambient Air Quality Standard for ozone. Accordingly, these projects will be subject to stringent preconstruction review requirements if they undertake "major modifications" to their facilities and they may face more stringent emissions limitations on NOx, a precursor to ozone formation, than facilities that are located in areas attaining the ozone standard. Other requirements apply to "major modifications" to the Pryor Project, as this project is located in an area which meets the National Ambient Air Quality Standards.

         Additionally, the EPA and several states are in the process of developing more stringent emission limitations to control ground-level ozone across the entire eastern U.S. that may ultimately affect all of the Company's projects. In November 1997, the EPA proposed a rule that would require 22 states in the eastern U.S., including Illinois, New Jersey and Pennsylvania, to make substantial reductions in NOx emissions. If finalized as proposed, this rule potentially could result in the adoption of new NOx emission standards by the affected states. If more stringent NOx standards are adopted by states in which the Company has facilities, the Company could be required to install additional NOx emission control technology at such facilities. In addition, the EPA recently lowered the current National Ambient Air Quality Standards for ground-level ozone and particulate matter, and these new standards will be implemented by the states over the next several years. To comply with the new standards, additional control technology requirements may be required at the Company's existing facilities. The Company does not believe that the effect of any such additional requirements, if implemented, would have a material adverse effect on its financial condition or operations.

         Section 112(r) of the Clean Air Act requires facilities in certain industries, including electricity generation, to prepare and submit a Risk Management Plan to the EPA which examines certain release scenarios and provides for the public review of this information. The New Jersey Toxic Catastrophe Prevention Act ("TCPA") requires owners of facilities that use an "extraordinarily hazardous substance" to prepare a comprehensive risk management plan covering their use of such substances. The Company's Parlin and Newark Project facilities in New Jersey are subject to these requirements because anhydrous ammonia is used in the air pollution control systems operating at the facility. The TCPA requirements are more stringent than the federal requirements. Although Illinois does not currently have a state program similar to the TCPA applicable to the electricity generation industry, the state is currently developing a program with similar requirements. Pennsylvania does not currently have a similar state program requiring risk management plans for electricity generating units. The Company believes that it is in material compliance with the Clean Air Act and TCPA requirements concerning risk management programs.

         In addition to the regulations described above, the 1990 Amendments established the North East Ozone Transport Region, which required northeastern states, including New Jersey and Pennsylvania, to work together to determine whether to adopt more stringent controls on the pollutants that contribute to the formation of low-level ozone (i.e., volatile organic compounds and NOx). Pursuant to a September 27, 1994 Memorandum of Understanding between the member states of the North East Ozone Transport Region, New Jersey and Pennsylvania have each proposed regulations to implement a region-wide budget for NOx emissions. While some of the Company's operating plants will be subject to this new rule (as presently drafted), and thus subject to stricter emission limitations, the Company believes that the new rules will not have a material impact on its ability to maintain its present level of operations.

         The Federal Clean Water Act (the "Clean Water Act"), the New Jersey Water Pollution Control Act (the "Water Pollution Control Act"), the Pennsylvania Clean Streams Law ("the Clean Streams Law"), the Illinois Environmental Protection Act ("the Illinois Environmental Protection Act"), and other water quality laws and regulations in other states establish rules regulating the discharge of pollutants into surface and ground waters. Typically, these water quality laws establish requirements for municipally-owned sewage treatment plants, including pretreatment requirements for industrial users of those plants. Each local municipal sewage authority has established regulations governing connections to and discharges into its sewer system and treatment plants. In accordance with these regulations, the Company is required to obtain permits for the discharge of its wastewater and storm water runoff. The Company believes that it is in substantial compliance with applicable discharge requirements under the Clean Water Act, the Water Pollution Control Act, the Clean Streams Law, the Illinois Environmental Protection Act, and other State water quality regulations.

         The Resource Conservation and Recovery Act ("RCRA") regulates the generation, treatment, storage, handling, transportation and disposal of solid and hazardous wastes. The Company generates certain non-hazardous and hazardous wastes that are subject to the requirements of RCRA and similar state statutes. The Company believes that it is in substantial compliance with both the RCRA and the similar state statutes.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances. CERCLA authorizes the EPA and certain other parties to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") that are liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site.

         In addition, the New Jersey Spill Act ("Spill Act"), the Pennsylvania Hazardous Site Cleanup Act ("Site Cleanup Act"), and the Illinois Environmental Protection Act, and other state laws and regulations, like many other state superfund laws, impose similar liability under state law for discharges of hazardous substances (including petroleum products) and, under certain circumstances, authorizes the collection of treble damages from a responsible party. Similar to CERCLA, PRPs are broadly defined to include owners and operators of the facility where the discharge occurred, the owners of the hazardous substance that is discharged, or anyone who has caused or allowed the discharge to occur. As of the present time, the Company is not subject to liability for any Superfund or other state superfund matters. However, the Company generates certain wastes, including hazardous wastes, and sends certain of its wastes to third-party waste disposal sites. As a result, there can be no assurance that the Company will not incur liability under CERCLA, the Spill Act, the Site Cleanup Act, the Illinois Environmental Protection Act, or other state statutes in the future.

         State laws and regulations also requires facilities that store significant quantities of petroleum products or other hazardous substances to prepare detailed discharge prevention containment and countermeasure plans and discharge cleanup and removal plans. The Company believes that it is in substantial compliance with these requirements with respect to its plants.

COMPETITION

         Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the cogeneration market. Many of these organizations have substantially greater resources than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and the movement towards deregulation of the electricity energy market. This increased competition may make it more difficult for the Company to secure future projects, may increase project development costs and may reduce the Company's operating margins. In addition, increased competition is leading to the development of a market for merchant plants. Merchant plants are power generation facilities that sell all or a portion of their electricity into the competitive market rather than pursuant to long-term power sales agreements. The operation of a merchant plant is essentially participation in a commodity market, which creates certain risk exposures, including, among other things, underlying price volatility, credit risk and variation in cash flows. Even though many of its potential competitors have substantially greater resources than the Company, management believes that its experience, particularly if combined with a strategic alliance with a third party with regard to larger projects, will enable it to compete effectively.

PRINCIPAL CUSTOMER

         The Company derived 50%, 57%, 46% and 62% of its revenues in 1998, 1997, the 1996 transition period and 1996, respectively, from JCP&L as a result of the operation of the Newark and Parlin facilities.

         Approximately 53% and 60% of the Company's revenues during 1998 and 1997, respectively, were derived from the operations of the Parlin and Newark Projects. JCP&L buys substantially all of the power from these projects. For at least the near-term, the Company will continue to be substantially dependent on the operations of these projects. A material decrease in the results of operations for such projects would likely have a material adverse effect on the Company's results of operations and financial condition. The success of the Company will continue to depend in part on its ability to diversify its project portfolio. There can be no assurance that the Company will be successful in its diversification efforts.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 90 full-time employees, including 33 in the energy business and approximately 57 in its equipment, sales and services business.

BACKLOG

         Total production backlog relating to the Company's equipment sales and services business was $4,054 and $3,900 at December 31, 1998 and 1997, respectively.

INTELLECTUAL PROPERTY

         The Company and its subsidiaries do not own any patents or trademarks, but the Company uses the trade name "CogenAmerica." It has applied for federal trademark registration of its full name and its logo (which includes this trade name).

RISK FACTORS

     INFLUENCE BY NRG ENERGY

         NRG Energy owns approximately 45.2% of the Company's outstanding Common Stock. Five of the Company's eight directors are executive officers of NRG Energy. NRG Energy is a major domestic and international developer of independent power projects. As a result, persons who simultaneously serve as directors or executive officers of the Company and as directors or executive officers of NRG Energy may be subject to conflicts of interest with respect to business opportunities or other investments which may be of interest to both NRG Energy and the Company. While the Company's Amended and Restated Articles of Incorporation impose supermajority requirements in certain circumstances, and while the Independent Directors Committee of the Board of Directors (the "Independent Directors' Committee") has exclusive jurisdiction over the Company's contractual relations and other material transactions with NRG Energy (including under the Co-Investment Agreement), NRG Energy's share ownership may permit it effectively to substantially influence the outcome of matters which may be submitted to a vote of the shareholders, including the election of directors of the Company (other than the members of the Independent Directors Committee, who are nominated by the Independent Directors' Committee rather than by the Board of Directors). NRG Energy also may exert significant influence over the Company's business and affairs through its representation on the Board of Directors and its other relationships with the Company, including the Co-Investment Agreement. See "Business -- Project Development Activities -- Co-Investment Agreement with NRG Energy." A subsidiary of NRG Energy also serves as the operator of the Company's Parlin and Newark Projects, and another subsidiary of NRG Energy is serving as the operator of the Company's Morris Project. A subsidiary of NRG Energy also purchases power from the Parlin Project and sells such power to DuPont. NRG Energy, in its business relationships with the Company and in its role as a shareholder of the Company, may have interests which conflict with those of the Company and the other stockholders of the Company under certain circumstances.

     SUBSTANTIAL LEVERAGE

         As of December 31, 1998, the Company had approximately $285,096 of long-term debt, including approximately $219,683 of subsidiary-level indebtedness. The Company may also incur additional indebtedness in the future. Accordingly, the Company has significant debt service obligations. The extent of the Company's leverage may have important consequences for the Company and its shareholders, including, but not limited to, the following: (i) the ability of the Company to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, may be impaired or such financing may not be available on terms acceptable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and under certain conditions to repay indebtedness, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities; (iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service obligations and force it to modify its operations; (iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage may limit its flexibility to react to changes in its operating environment or economic conditions, making it more vulnerable to a downturn in its business or the economy generally.

     ENERGY PRICE FLUCTUATIONS AND FUEL SUPPLY COSTS

         The Company's PPAs with utilities have typically contained, and may in the future contain, price provisions which in part are linked to the utilities' cost of generating electricity. In addition, the Company's fuel supply prices, with respect to future projects, may be fixed in some cases or may be linked to fluctuations in energy prices. These circumstances can result, and have resulted, in volatility in gross margins and reduced operating income, either of which could have a material adverse effect on the Company's financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Comparison of the year ended December 31, 1998, 1997 the 1996 TransitioN Period and 1996 -- Costs and Expenses."

     SEASONALITY

         The Company's quarterly operating results have varied in the past and may vary significantly in the future depending on many factors, including among others: unusual weather conditions in the areas served by the Company's projects, routine or unanticipated maintenance that may require an outage and general economic conditions. Further, the Company's operating results have been, and are expected to continue to be, highly sensitive to seasonal variations. The Company's operations have historically been seasonal in nature with a disproportionate percentage of revenues and earnings recorded in the Company's first and third quarters, the winter and summer seasons. Based upon all of the foregoing factors, the Company believes that its revenues, expenses and operating results are likely to vary significantly from quarter to quarter in the future, that period-to-period comparisons of its results of operations may not be meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance.

     PROJECT DEVELOPMENT AND CONSTRUCTION RISKS

         The projects that the Company develops are generally large and complex and require months or years to complete. Among the principal objectives involved in developing projects are the selection of a site, obtaining commitments from others to purchase electrical power and steam, negotiating fuel supply arrangements, obtaining environmental and other governmental permits and approvals, and arranging project financing and turnkey construction. These objectives are subject to a host of uncertainties which in many instances cannot be anticipated. Moreover, these objectives often are achieved independently of one another, and success in achieving one objective does not necessarily increase the likelihood of achieving others. There can be no assurance that the Company will be able to obtain satisfactory projects from its own development efforts, under the Co-Investment Agreement or from other sources, and satisfactory project agreements, construction contracts, necessary licenses and permits or satisfactory financing commitments in respect of such projects, or that any projects will ultimately be completed. The Company may from time to time devote substantial resources to the pursuit of competitively bid projects that it is not awarded or projects that ultimately prove to be undesirable investments. If its development efforts are not successful, the Company may abandon a project under development. At the time of abandonment, the Company would expense all capitalized development costs incurred in connection with the project and could incur additional losses associated with any related contingent liabilities. Such losses could have a material adverse effect on the Company's results of operations and financial position.

         The construction, expansion or refurbishment of a cogeneration facility also involves many risks, including supply interruptions, work stoppages, labor disputes, weather interferences, unforeseen engineering, environmental and geological problems and unanticipated cost overruns and start-up problems, including the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. Such risks may result in reduced revenues or increased expenses and may cause the Company to incur other unrecovered costs. Moreover, most PPAs permit the purchaser to terminate the agreement or impose penalties if the commercial operation of the project is not achieved by a specified date. As a result, any material unremedied delay in, or unsatisfactory completion of, construction of the Company's projects could have a material adverse effect on the Company's business or financial condition. Insurance is maintained to protect against certain of these construction and start-up risks, warranties are generally obtained for limited periods relating to the construction of a new plant and its equipment to varying degrees, and contracts and equipment suppliers are obligated to meet certain performance levels. Such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses and, as a result, a project may be unable to fund principal and interest payments under its financing obligations (if any) and may operate at a loss. A default under such a financing obligation could result in the Company losing its interest in any such new cogeneration facility and could have other material adverse effects on the Company's financial condition or results of operations. This could occur if, for example, any such default were to result in defaults under other material contracts or financing obligations of the Company.

     GENERAL OPERATING UNCERTAINTIES

         The operation of a power plant involves many risks, including the breakdown or failure of power generation equipment, pipelines, transmission lines or other equipment or processes, fuel interruption, and performance below expected levels of output or efficiency. Moreover, new plants have no operating history and may employ recently developed and technologically complex equipment. Each facility may depend on a single or limited number of entities to purchase electricity or thermal energy, to supply water, to supply fuel, to transport fuel, to dispose of wastes or to transport or "wheel" electricity. The failure of any such power purchaser, steam host, water or fuel supplier, fuel transporter, wheeling utility or other relevant project participant to fulfill its contractual obligations, or the occurrence of other unforeseen construction, start-up or operating difficulties, could have a material adverse effect on the profitability of the project and on the Company. The foregoing operating risks may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Ultimately, the foregoing operating uncertainties can cause a facility to be unable to perform its obligations under its power and steam purchase agreements, triggering default provisions in financing agreements which could render the project insolvent and which could have a material adverse effect on the ability of the Company to service its debt.

     RISKS INVOLVED IN MAKING MINORITY INVESTMENTS IN PROJECTS

         The Company currently conducts its business primarily through direct and indirect wholly-owned or majority-owned subsidiaries. However, one of the Company's current project investments, the Grays Ferry Project, consists of a minority ownership interest in a project entity, which is operated by one of the Company's partners. Moreover, future investments in projects may also take the form of minority interests. The Company's ability to control the development, construction, acquisition or operation of such projects may be limited. The Company may be dependent on its co-investors to construct and/or to operate such projects. There can be no assurance that such co-investors will have the same level of experience, technical expertise, human resources management and other attributes as the Company. Any such co-investor may have conflicts of interests, including those relating to its status as a provider of goods or services to, or a purchaser of power or other services from, the project. The approval of its co-investors also may be required for distributions of funds from projects to the Company.

     DEPENDENCE ON CERTAIN CUSTOMERS AND PROJECTS

         All of the Company's energy segment earnings are derived from six projects. The Company's projects (including projects in which it may make minority investments) typically rely on a single customer or a few customers to purchase all or substantially all of a facility's output, in each case under long-term agreements that provide the support for any project debt used to finance such facilities. The failure of any one customer to fulfill its contractual obligations to a facility could have a material adverse effect on such facility's financial results and on the Company. As a result, the financial performance of such facilities is dependent on continued performance by customers of their obligations under such long-term agreements. Regulatory developments, including deregulation and industry restructuring activity, may cause major customers to attempt to renegotiate contracts or otherwise fail to perform their contractual obligations. In addition, major customers may attempt to renegotiate contracts or otherwise fail to perform their contractual obligations if changes in current economic conditions make the terms of such contracts less favorable to such customers. The occurrence of one or more of these events could adversely affect the Company's results of operations and financial condition.

     COMPETITION

         Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Company, have entered the market for the development, ownership and operation of cogeneration projects. Many of these companies have substantially greater resources and/or access to the capital required to fund such activities than the Company. In addition, obtaining power contracts with utilities has become more competitive with the increased use of competitive bidding procedures and short-term electric purchases through power marketers and the acceleration of deregulation in the electric utility market. This increased competition may adversely affect the Company's ability to secure future projects and project-level financing, increase project development costs and reduce the Company's operating margins and returns on any future project investments. Any such developments could have a material adverse effect on the Company's results of operations and financial condition. See "Business -- Competition."

     LOSS OF QF STATUS

         With the exception of the Parlin Project and part of the PWD Project, all of the Company's existing electric generating facilities are QFs. In order to maintain QF status, a generating project must meet certain technological criteria. QFs that are qualifying cogeneration facilities are required to generate sequentially electricity and thermal energy (generally in the form of steam) under standards prescribed by the FERC. As part of this requirement, every QF is required under FERC regulations to meet certain standards on a calendar year basis relating to the facility's overall thermal efficiency (i.e., conversion of the energy content of fuel into useful electricity and steam) and relative production of electricity versus steam. Accordingly, it is critical for QFs to have steam sales contracts that require the purchaser to accept amounts of steam which allow the facility to meet the requisite operating and efficiency standards. Cessations or material reductions in steam purchases from a cogeneration facility carry the risk that the facility will fail to meet the FERC's operating and efficiency standards, resulting in a loss of QF status. Similarly, for QFs a critical factor in maintaining QF status is the use of enough biomass, waste, renewable resources or geothermal resources (rather than supplementary fossil fuels) to meet the requirements of the FERC's regulations concerning primary energy source.

         The failure of a QF to meet any of the requirements for QF status can result in material adverse consequences to the owner of the facility. Under FERC, for any calendar year in which a QF fails to meet the applicable requirements for QF status, the owner of the facility is required to refund to any utility purchasing power from the facility the difference between the contracted rate for sales of power and the utility's hourly incremental cost of electric energy during the year in question. In addition, contracts for the purchase of power from QFs (including some power purchase contracts for the Company's facilities) frequently provide for termination of the contract or other adverse consequences in the event that the facility is not continuously maintained as a QF. Finally, in the event that a QF is permanently unable to meet the criteria for QF status it risks the loss of all of its regulatory exemptions, most notably the exemption from PUHCA, as discussed below. See "Business -- Regulation of the Company's Projects -- Significance of QF Status."

     RISKS ASSOCIATED WITH BECOMING A HOLDING COMPANY UNDER PUHCA

         In the event that the Company becomes a "holding company" under PUHCA, the Company would suffer material adverse consequences. The following situations would cause the Company to become a holding company under PUHCA: (i) the loss of QF status for one of the Company's generating projects, which would cause the subsidiary owning the project to become an "electric utility company" under PUHCA; (ii) the loss of EWG status for CogenAmerica Parlin, which would also cause such subsidiary to become an electric utility company under PUHCA; and
(iii) the loss of OPCI's exemption under 17 CFR ss. 250.7(a) of the SEC's regulations, which would result in OPCI becoming aN electric utility company under PUHCA. See "Business -- Regulation of the Company's Projects -- Significance of QF Status," "-- Significance of EWG Status" and "-- Special Status of PWD Project."

         One of the requirements under the FERC's regulations for determining QF status of a project is that utility ownership be limited to 50% of the equity interest in the project. Thus, because all of the QFs in which the Company has an ownership interest are either: (i) more than 50% owned by the Company, or
(ii) partially owned by a utility whose ownership interest together with the Company's interest exceeds 50%, if the Company became a holding company under PUHCA the QF status of all of the Company's QF projects could automatically be lost, at least temporarily. The loss of QF status for these projects could trigger refund obligations and power sales contract terminations, as described above, and ultimately could require portions of the projects to be divested in order for QF status to be regained. Other consequences of the Company becoming a holding company under PUHCA are difficult to predict but could ultimately include a requirement that the Company divest itself completely of certain of its generating projects and a requirement that NRG Energy, the owner of 45.2% of the Company's stock, divest itself of its interest in the Company.

     RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY

         The U.S. Congress is considering legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase from QFs thereunder. There is support for grandfathering QF contracts if such legislation is enacted, and also support for requiring utilities to conduct competitive bidding for new electric generation if the PURPA purchase obligation is eliminated. Under PURPA, QFs receive the benefit of exemptions from the Federal Power Act, PUHCA and certain aspects of state utility regulation. In addition, PURPA obligates utilities to purchase power offered by QFs at an individual utility's "incremental cost of alternative electric energy," which is sometimes referred to as the "avoided cost" standard and which is defined as the cost that the utility avoids by not generating the power itself or purchasing it elsewhere. All of the Company's projects other than the Parlin Project and a part of the PWD Project are QFs. Since the Company benefits from PURPA, the Company's business could experience a material adverse effect in the event of the repeal of, or a significant change in, PURPA.

         Various bills have also proposed repeal of PUHCA. Repeal of PUHCA would allow both independent power producers and vertically integrated utilities to acquire retail utilities in the U.S. that are geographically widespread, as opposed to the current requirements of PUHCA which, as interpreted by the SEC, tend to require that retail electric systems owned by the same entity be capable of either electric integration or to be operated in geographic proximity. With the repeal of PURPA and PUHCA, competition for independent power generators from vertically integrated utilities would likely increase. Any such repeal could have a material adverse effect on the Company's financial position or results of operations.

         While the Company does not believe that ongoing federal and state restructuring efforts necessarily will have a material adverse effect on its financial position or results of operations, the long term effect of any such restructuring on the Company cannot be predicted at this time. See "Business -- Regulation of the Company's Projects."

     GRAYS FERRY LITIGATION/DEFAULT

         PECO, the electric power purchaser from the Grays Ferry Project, has asserted that its PPAs with the Grays Ferry Partnership are not effective based on an alleged denial of cost recovery by the Pennsylvania Public Utility Commission. PECO claims that it is not obligated to pay the rates set forth in the agreements. PECO has further taken the position that, in any event, its total liability under each of the two PPAs is limited to $25,000 ($50,000 in aggregate) by the terms of such agreements. The Company and the Grays Ferry Partnership are in litigation with PECO over its obligations under such agreements. After initially refusing to pay the rates set forth in the PPAs and making payments for the electricity purchased from the Grays Ferry Project at substantially lower rates, PECO has been ordered by the court in which the litigation is pending to comply with the PPAs pending the outcome of the litigation. Following the court order, PECO has resumed paying under protest the full contract rates and, as of December 31, 1998, has paid all amounts then due under the applicable PPAs. Through December 31, 1998, the Grays Ferry Partnership has recorded revenue of approximately $78,100 of which $34,500 represents the amount which PECO claims it was not obligated to pay. For the year ended December 31, 1998, the Company has recorded $4,758 of equity in earnings of affiliates representing its pro rata share of the Grays Ferry Partnership's net income for such period. In addition, the Company's investment in the Grays Ferry Partnership totaled $17,603 on December 31, 1998. On March 9, 1999 the court issued an order for partial summary judgment in favor of the Grays Ferry Partnership, ruling that PECO's attempted termination of the Grays Ferry PPAs was improper.

         Due to PECO's actions the Grays Ferry Partnership defaulted in the payment of certain interest due under its principal credit agreement, which default has since been cured, and the Grays Ferry Partnership continues to be in default under other provisions of such credit agreement. As a result of such continuing default, the lenders under the credit agreement have the ability generally to prevent the Grays Ferry Partnership from distributing or otherwise disbursing cash held or generated by the Grays Ferry Project. These rights, if exercised by the lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from disbursing or otherwise distributing cash to its partners during the pendency of the litigation. Any of these actions by the Grays Ferry Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and, ultimately, on the Company's earnings and financial position. While the Grays Ferry Partnership's lenders have allowed the partnership to meet its obligations to suppliers, the partnership received a notice of default from the lenders on June 22, 1998, for the failure to timely convert the loan used for construction purposes to a term loan. This failure occurred due to the event of default created by the alleged termination of the PPAs by PECO and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the existence of certain unresolved issues between the Grays Ferry Partnership and Westinghouse Electric Corporation ("Westinghouse") regarding completion and testing of the Grays Ferry Project. These issues between the partnership and Westinghouse are the subject of an ongoing arbitration proceeding. Until there is a satisfactory resolution of the litigation with PECO, the lenders will not allow distributions for the payment of subordinated fees, payments to the subordinated debt lender or equity distributions to the partners. In lieu of making these payments, Grays Ferry Partnership will be required to apply such amounts to the repayment of the loan. During 1998, $18,700 was applied to the repayment of the loan. The Company further expects that at the time the litigation is resolved the loan will be restructured.

         The Company believes that if PECO's position ultimately is sustained, the Grays Ferry Partnership would cease to be economically viable as currently structured and the Company's earnings and financial position could be materially adversely affected in various respects. Such effects could include, without limitation, a material adjustment to the value of the Company's investment in the Grays Ferry Project, the loss of future income and cash flows from the project and other material costs which would not be recovered. See "Item 3. --Legal Proceedings."

     ENVIRONMENTAL LAW AND REGULATION

         The Company and its projects are subject to a number of comprehensive environmental laws and regulations, affecting many aspects of its present and future operations. The laws and regulations applicable to the Company primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation, waste disposal and noise abatement. Frequently, these laws and regulations require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies as well as ongoing reporting and compliance obligations. Compliance may require modification of a project which may increase its costs, extend its completion date or otherwise adversely affect a project before or after its completion. Additional or modified licenses, permits and approvals may be required for any physical or operational changes to the Company's facilities. For some conditions, environmental laws also may impose cleanup or other remediation obligations. In many instances, state laws impose requirements on the Company that are similar to, and in some cases more stringent than, the requirements under federal law. Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. The current environmental requirements under which the Company's projects operate are subject to amendment, and the Company cannot predict what effect compliance with such amendments may have on the Company's business or operations.

         In the future, the environmental requirements likely to have the greatest impact on the Company's business and operations are air quality emission limitations under the Clean Air Act. As originally enacted, the Clean Air Act set guidelines for emission standards for major pollutants (e.g., sulfur dioxide and nitrogen oxide ("NOx")) from newly constructed stationary sources. The Clean Air Act provides for the regulation, largely through state implementation of federal requirements, of emissions of regulated substances from certain facilities and operations, including an obligation to obtain preconstruction and operating permits for sources of certain air emissions. Each state in which the Company plants are located implements the requirements of the Clean Air Act through its own state air pollution control statute and implementing regulations. In New Jersey, for example, the requirements of the Clean Air Act are implemented through the New Jersey State Air Pollution Act. In Pennsylvania, the requirements are implemented through the Pennsylvania Air Pollution Control Act, in Illinois through the Illinois Environmental Protection Act, and in Oklahoma through the Oklahoma Clean Air Act. Each of the states implement these requirements through regulations promulgated by the U.S. Environmental Protection Agency (the "EPA") and the respective state agencies.

         In November 1990, significant amendments to the Clean Air Act were adopted by Congress (the "1990 Amendments"). The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. Although the EPA is still implementing the requirements mandated by the 1990 Amendments, the Company believes that air quality regulations in the U.S. may become even more stringent.

         The 1990 Amendments require the EPA to establish technology-based emission standards for hazardous air pollutants. "Electric utility steam generating units" greater than 25 MW have been excluded from regulation pending completion of an EPA study of hazardous air pollutant emissions from these units to determine whether such regulation is "appropriate and necessary." The final report, issued in February 1998, concluded that regulation of hazardous air pollutant emissions from those units is not necessary with a few possible exceptions. The EPA has decided to conduct further studies of certain utility emissions and will determine at a later date whether regulation of those emissions is appropriate. The EPA plans to issue hazardous air pollutant regulations for combustion sources not included within the scope of the EPA's electric utility study by November 2000. Depending on whether they are finalized, these regulations may require the Company to install additional emission control technology.

         The EPA and several states are in the process of developing more stringent emission limitations to control ground-level ozone. In November 1997, the EPA proposed a rule that would require 22 states in the Eastern U.S., including Illinois, New Jersey and Pennsylvania, to make substantial reductions in NOx emissions. If finalized as proposed, this rule potentially could result in the adoption of new NOx emission standards by the affected states. If more stringent NOx standards are adopted by states in which the Company has facilities, the Company could be required to install additional NOx emission control technology at such facilities. In addition, the EPA recently lowered the current National Ambient Air Quality Standards for ground-level ozone and particulate matter, and these new standards will be implemented by the states over the next several years. To comply with the new standards, additional control technology requirements may be required at the Company's existing facilities.

         In addition to the above, the 1990 Amendments established the North East Ozone Transport Region which required northeastern states, including New Jersey and Pennsylvania, to work together to determine whether to adopt more stringent controls on the pollutants that contribute to the formation of low-level ozone (i.e., volatile organic compounds and oxides of nitrogen). Pursuant to a September 27, 1994 Memorandum of Understanding between the member states of the North East Ozone Transport Region, New Jersey and Pennsylvania have each proposed regulations to implement a region-wide budget for nitrogen oxide emissions.

     CAPITAL REQUIREMENTS

         The Company's business is capital intensive. The long-term growth of the Company, which involves the development and acquisition of additional power generation projects, will require the Company to seek substantial funds through various forms of financing. There can be no assurance that the Company will be able to arrange the financing needed for additional projects. Also, limitations in the Company's credit agreements may limit its ability to finance future projects on a recourse basis, thereby requiring the Company to finance such future projects on a substantially nonrecourse basis, which may either be unavailable, or available on terms which may not be acceptable to the Company. In order to access capital on a substantially nonrecourse basis in the future, the Company may have to make larger equity investments in, or provide more financial support for, its subsidiaries and other project entities. The Company's ability to arrange financing of additional projects and the costs of such capital are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks and other financial institutions, investor confidence in the Company, its partners and in the independent power market, the success of current projects, the perceived quality of new projects and applicable tax and securities laws. If the Company is unable to secure such financing, or if the terms of such financing are not satisfactory to the Company, its business could be materially adversely affected. See "Business -- Project Development Activities."

     RECENT HISTORY OF LOSSES

         The Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on September 28, 1994. Formerly known as O'Brien, the Company emerged from bankruptcy on April 30, 1996, under the Plan approved by the Bankruptcy Court. The Company reported net income of approximately $8,002, $23,352 and $6,423 for the fiscal years ended December 31, 1998, December 31, 1997 and the six months ended December 31, 1996, respectively. However, due in part to costs associated with its bankruptcy proceeding, the Company incurred losses of approximately $17,713 and $40,919 for the fiscal years ended June 30, 1996, and June 30, 1995, respectively. These losses and the Company's bankruptcy had a material adverse effect on the Company's liquidity and financial position and may continue to adversely affect the Company's liquidity and results of operations in future periods by, among other things, rendering it more difficult for the Company to raise capital or otherwise to conduct project development activities.

     RISKS ASSOCIATED WITH FOREIGN OPERATIONS

         The Company does not generate power outside of the U.S. Its foreign operations consist of its equipment sales and rental operations based in the U.K. which sell in various international markets and which are subject to the risks inherent in doing business in foreign countries, including changes in currency exchange rates, currency restrictions, changes in duties and quotas, introduction of tariff or non-tarriff barriers, and economic, political and regulatory changes. The Company currently does not engage in hedging transactions. There can be no assurance that any of the factors described above will not have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Products and Services
-- Equipment Sales, Rentals and Services Segment."

     YEAR 2000

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

     RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This Report on Form 10K contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. The Company also may make other such forward-looking statements in the future. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report on Form 10-K or in such other statements are intended to identify forward-looking statements. All forward-looking statements and information in this Report on Form 10-K or in such other statements are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. Such forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, those discussed above. The Company is unable to control or predict many of these factors, and investors are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report on Form 10-K or in any statement referencing the risk factors and other cautionary statements set forth in this Report on Form 10-K, whether as a result of new information, future events or otherwise.


ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in suburban Minneapolis, Minnesota. On June 4, 1998, the Company entered into a lease with respect to approximately 6,745 square feet of space for its corporate headquarters which continues until July 17, 2003.

         The headquarters for PUMA's executive offices and its principal manufacturing facility (each of which serve the Company's equipment sales, rentals and services segment) are located in Ash, Canterbury, Kent, United Kingdom.

         The Newark, PWD, Parlin, Grays Ferry, Pryor and Morris project entities (each of which is in the Company's energy segment) lease property for the sites of its facilities from the commercial user of electric or thermal energy for a nominal fee. The lease terms equal or exceed that of each respective electric or thermal supply agreement. Management believes that these leased premises are suitable and adequate for the Company's projects.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company or a subsidiary is party to the following legal proceedings:

1. STEVENS, ET AL. V. O'BRIEN ENVIRONMENTAL ENERGY, INC., ET AL., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 94-cv-4577, filed July 27, 1994. This action was filed by certain purchasers of the Class A Common Stock of the Company's predecessor, O'Brien Environmental Energy, Inc. ("O'Brien"), during the class period of O'Brien's bankruptcy. The plaintiffs alleged various violations of the Federal securities laws, claiming that certain material misrepresentations and nondisclosures concerning the Company's financial conditions and prospects allegedly caused the price of the Common Stock to be artificially inflated during the class period. The parties in this action have agreed on a proposed settlement, which was filed with the District Court for its approval on March 18, 1999. Management does not expect the outcome of this litigation to have a material adverse effect on the Company.

2. BLACKMAN AND FRANTZ V. O'BRIEN, United States District Court, Eastern District of Pennsylvania, Civil Action No. 94-cv-5686, filed October 25, 1995. This action was filed by purchasers of O'Brien debentures during the class period. The Plaintiffs objected to treatment of the class under the Plan. This matter has been consolidated with the Stevens class action case described in paragraph number 1 above. The parties in this action have agreed on a proposed settlement, and on February 11, 1999, filed the proposed settlement with the District Court for its approval. Management does not expect the outcome of this litigation to have a material adverse effect on the Company.

3. IN RE: O'BRIEN ENVIRONMENTAL ENERGY, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994. Calpine Corporation ("Calpine"), an unsuccessful bidder for the acquisition of O'Brien in the bankruptcy case, filed an application for allowance of an administrative claim for approximately $4,500 in break-up fees and expenses in the bankruptcy case. The Bankruptcy Court denied the application in full, by order dated November 27, 1996. Calpine filed an appeal from the Bankruptcy Court's order denying its application. On May 29, 1998 the United States District Court for the District of New Jersey upheld the Bankruptcy Court's order. Calpine filed an appeal with the United States Third Circuit Court of Appeals on June 26, 1998. The appeal has been briefed, but oral arguments have not yet occurred. Management does not expect the outcome of its bankruptcy case to have a material adverse effect on the Company.

4. GRAYS FERRY COGENERATION PARTNERSHIP, TRIGEN-SCHUYLKILL COGENERATION, INC., NRGG (SCHUYLKILL) COGENERATION INC. AND TRIGEN-PHILADELPHIA ENERGY CORP. V. PECO ENERGY COMPANY, ADWIN (SCHUYLKILL) COGENERATION, INC. AND THE PENNSYLVANIA PUBLIC UTILITY COMMISSION, Court of Common Pleas Philadelphia County, April Term 1998, No. 544, filed April 9, 1998. This action arose out of PECO's notification to the Grays Ferry Partnership that PECO believes its PPAs with the Grays Ferry Partnership relating to the Grays Ferry Project are no longer effective and PECO's refusal to pay the electricity rates set forth in the agreement based on its allegations that the Pennsylvania Public Utility Commission has denied cost recovery of the PPAs in retail electric rates. The Grays Ferry Partnership's complaint against PECO asserts claims which include breach of contract, fraud, breach of implied covenant of good faith, conversion, breach of fiduciary duties and tortious interference with contract. The Plaintiffs are seeking to enjoin PECO from terminating the PPAs and to compel PECO to pay the rates set forth therein. The Plaintiffs also are seeking actual and punitive damages and attorneys' fees and costs. On April 22, 1998, the court allowed the Grays Ferry Partnership to file an amended complaint to discontinue the suit against the Pennsylvania Public Utility Commission without prejudice. On May 5, 1998, the Grays Ferry Partnership obtained a preliminary injunction pending the outcome of the litigation enjoining PECO from terminating the PPAs and ordering PECO to comply with the terms of the PPAs. The Court of Common Pleas in Philadelphia also ordered PECO to abide by all of the terms and conditions of the PPAs and pay the rates set forth in the agreements. The Plaintiffs were required to post a bond in the amount of $50 in connection with the preliminary injunction. On May 8, 1998, PECO filed a notice of appeal and a motion to stay the preliminary injunction order. On May 13, 1998, the Grays Ferry Partnership filed an emergency petition for contempt to compel PECO to pay the amounts due and owing under the PPAs. On May 20, 1998, the Court of Common Pleas granted the motion for civil contempt and ordered PECO to pay $50 for each day that PECO failed to comply with the court's order. The power purchaser, in response to the preliminary injunction, has made all past due payments and continues to make payments to the Grays Ferry Partnership according to the terms of the PPAs, in each case under protest. On August 10, 1998, Chase filed an unopposed petition to intervene as a co-plaintiff in the litigation, which was entered on August 26, 1998. Chase's complaint, filed on September 4, 1998, asserted claims against PECO in connection with Chase's roles as lender and agent of other lenders under the Grays Ferry Project financing credit agreement. On March 9, 1999 the Court of Common Pleas issued an order for partial summary judgment in favor of the Grays Ferry Partnership, ruling that PECO's attempted termination of the Grays Ferry PPAs was improper. Trial is set for March 29, 1999 to determine damages owed to the Grays Ferry Partnership, as well as to decide the remaining claims such as fraud, conversion, breach of the implied covenant of good faith and breach of fiduciary duties.

         The Company is subject from time to time to various other claims that arise in the normal course of business, and management believes that the outcome of any such matters as currently may be pending (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        As previously reported by the registrant, on September 14, 1998, NRG Energy sent a letter to David H. Peterson, the Company's Chairman, requesting that he call a special meeting of the Company's stockholders to consider the removal of Robert T. Sherman, Jr. from the Company's Board of Directors. On such date NRG Energy also filed preliminary solicitation materials with the SEC pursuant to Section 14(a) of the Exchange Act, as amended, relating to a proposed solicitation of proxies and consents from the Company's stockholders to remove Mr. Sherman from the Company's Board (the "Proxy Solicitation"). On October 8, 1998, NRG Energy filed definitive solicitation materials with the SEC relating to the Proxy Solicitation.

         On October 26, 1998, NRG Energy delivered to the Company's registered agent consents of the holders of more than 50% of the Company's outstanding Common Stock in favor of Mr. Sherman's removal from the Company's Board of Directors. The following persons continued to serve as directors of the Company immediately following the delivery of the consents: David H. Peterson, Julie A. Jorgensen, Lawrence I. Littman, Craig A. Mataczynski, Spyros S. Skouras, Jr., Charles J. Thayer and Ronald J. Will. At a Board of Directors meeting on October 27, 1998, by the affirmative vote of a majority of such directors, Michael O'Sullivan was appointed to fill the vacancy created by the removal of Mr. Sherman from the Board.

         At a Special Meeting of the Company's stockholders held on November 12, 1998, the stockholders approved the removal of Mr. Sherman as a director of the Company, with the holders of 5,314,119 shares, or 77.73% of the outstanding shares, voting in favor of such removal; the holders of 85,626 shares, or 1.25% of the outstanding shares, voting against; and 9,139 abstentions. Continuing as directors were Mr. Peterson, Ms. Jorgensen, Mr. Littman, Mr. Mataczynski, Mr. Skouras, Mr. Thayer and Mr. Will. On the same day, the Company's Board of Directors also confirmed the appointment of Michael O'Sullivan to fill the vacancy on the Board of Directors created by the removal of Mr. Sherman.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     FOR DEFINITIONS OF CERTAIN CAPITALIZED TERMS USED BUT NOT DEFINED IN
THIS ITEM 5 PLEASE SEE THE SELECTED DEFINITIONS THAT IMMEDIATELY PRECEDE ITEM 1.

         The Company's Common Stock has been quoted and traded on the Nasdaq National Market under the symbol "CGCA" since July 1998 and under the symbol "NRGG" from November 1997 to July 1998. From March 1997 to November 1997, the Company's Common Stock was quoted and traded under the symbol "NRGG" on the Nasdaq SmallCap Market. Prior to March 1997, the Company's Common Stock was not listed on an exchange or on the Nasdaq Stock Market but traded from time to time on the pink sheets and on the OTC Bulletin Board. The high and low sales prices of the Common Stock for the period from March 1997 to December 1998 are shown in the table below. Such prices may have reflected inter-dealer prices, without retail mark-ups, mark downs or commissions, and may not necessarily represent actual transactions.


                                     COGENAMERICA COMMON STOCK PRICE PER SHARE
  -----------------------------------------------------------------------------------------------------------------
                                                PRICE PER 1998 SHARE ($)             PRICE PER 1997 SHARE ($)
                                           ------------------------------------ -----------------------------------
    PERIOD                                        LOW               HIGH              LOW               HIGH
  ---------------------------------------- ------------------ ----------------- ----------------- -----------------
    First Quarter ......................        15.125             19.531            11.250            13.750
    Second Quarter......................        13.313             18.250            11.125            16.000
    Third Quarter.......................         7.250             15.000            14.250            21.000
    Fourth Quarter......................         7.625             10.000            18.000            22.375


         As of March 2, 1999, the Company had approximately 465 holders of record of its Common Stock, not including beneficial owners whose shares are held by banks, brokers and nominees.

         The Company did not pay any cash dividends during fiscal 1998 or 1997. The Company presently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends on the common stock will depend upon future earnings, results of operations, capital requirements, the financial condition of the Company and any other factors the Board of Directors of the Company may consider. Moreover, as a holding company, the Company's ability to pay any dividends in the future will depend largely on the ability of its operating subsidiaries and project entities to pay cash dividends or other cash distributions, which dividends or other cash distributions may be materially limited by the terms of credit agreements or other material contracts to which such operating subsidiaries or project entities may be parties.

         Two of the Company's principal operating subsidiaries, CogenAmerica Newark and CogenAmerica Parlin, are parties to a Credit Agreement which prohibits the payment of dividends by such subsidiaries to the Company, provided that such dividend payments may be made out of funds available after the payment of various costs and expenses set forth in the

Credit Agreement (including, without limitation, operating costs, various debt service payments and the funding of various accounts required to be maintained pursuant to the Credit Agreement) if certain conditions set forth in the Credit Agreement are satisfied, including, without limitation, the maintenance of a debt service coverage ratio set forth in the Credit Agreement, the absence of any default or event of default under the Credit Agreement, and the satisfaction of certain conditions relating to the composition of the Board of Directors of the Company.

         Morris LLC (the owner of the Morris Project) is party to a Construction and Term Loan Agreement which prohibits the payment of distributions or the return of capital to Morris LLC's members or the authorization to make any other distribution, payment or delivery of property or cash to its members as such, or redeem, retire, purchase or otherwise acquire any membership interests, units or other equity interests of Morris LLC, or any options or rights thereto, or the setting aside of funds for any of such purposes, except upon the satisfaction of certain conditions which include (i) the acceptance and commercial operation of the facility and conversion of the project's construction loan to term loans,
(ii) the absence of any default or event of default under various financing and project documents, and the absence of the possibility that default will occur as a result of such disbursement, (iii) the full prior funding of various accounts required to be maintained by Morris LLC under the Construction and Term Loan Agreement, and (iv) the maintenance of a required debt service coverage ratio. The Company and CogenAmerica Funding also are parties to a Supplemental Loan Agreement with NRG Energy which prohibits CogenAmerica Funding (which owns 100% of the membership interests of Morris LLC) from paying any distributions or dividends unless, among other things, the principal and interest then outstanding does not exceed a prescribed maximum amount and is not projected to exceed the maximum amount prescribed for the next two interest and principal payment dates.

         The Company is the borrower under the MeesPierson Credit Agreement, which prohibits the payment of dividends by the Company without prior written consent unless the Company provides not less than 30 days prior to the proposed date of payment of such dividend a letter of credit (in the form and upon the terms provided in the MeesPierson Credit Agreement) and a certificate signed by the chief financial officer of the Company that, after giving effect to such dividend payment, no default or event of default (as defined in therein) would occur or reasonably be anticipated to occur, and/or be continuing.

         The Grays Ferry Partnership (the owner of the Grays Ferry Project) is party to a credit agreement, dated March 1, 1996 with Chase which prohibits the Grays Ferry Partnership from making distributions unless i) the loan under the agreement has converted to a term loan, ii) a specified debt service coverage ratio is met, iii) no event of default has occurred and is continuing, and iv) the distribution would not trigger an event of default. In addition, due to the ongoing litigation between the Grays Ferry Partnership and PECO, Chase will not allow any distributions to partners pursuant to Chase's rights under such credit agreement. See Item 3. "Legal Proceedings."

         CogenAmerica and CogenAmerica Pryor are parties to a loan agreement, dated October 9, 1998, with NRG Energy as lender, which prohibits the payment of distributions unless i) CogenAmerica Pryor has sufficient unencumbered funds to cover two payments of a specified interest payment obligation, ii) no event of default has occurred and is continuing, and iii) after giving effect to the proposed distribution, no event of default would occur or reasonably be anticipated to occur and/or be continuing.

ITEM 6.  SELECTED FINANCIAL DATA.

         The consolidated selected financial data as of and for each of the periods indicated have been derived from the audited financial statements of the Company. This data should be read in conjunction with, and is qualified in its entirety by reference to, the related financial statements and notes included elsewhere in this Report.



                                                                           SIX MONTHS                 YEAR ENDED
                                            YEAR ENDED      YEAR ENDED       ENDED       --------------------------------------
(DOLLARS IN THOUSANDS,                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     JUNE 30     JUNE 30,     JUNE 30,
EXCEPT PER SHARE AMOUNTS)                      1998           1997          1996 (1)        1996         1995        1994
                                           -------------   ------------   ------------   ---------    ---------    ----------
STATEMENT OF OPERATIONS DATA:

Revenues:
  Energy ................................   $  52,216       $  43,210       $  21,669    $  66,623    $  74,455    $  62,647
  Equipment sales and services ..........      19,342          19,415          15,607       25,344       19,639       24,304
  Rental ................................       2,438           2,179           1,062        1,895        2,362        5,372
  Development fees and other ............          --              --           1,578        2,685        5,791       14,266
                                            ---------       ---------       ---------    ---------    ---------    ---------

    Total ...............................      73,996          64,804          39,916       96,547      102,247      106,589

Income (loss) before extraordinary item..       8,002          23,352           4,780      (17,713)     (40,919)     (16,501)

Net income (loss) .......................       8,002          23,352(4)        6,423      (17,713)     (40,919)     (16,501)

Basic earnings (loss) per share (2):
  Before extraordinary item .............   $    1.17       $    3.59       $    0.75    $   (4.24)   $  (11.02)   $   (4.45)

  Extraordinary item ....................          --              --            0.25           --           --           --
                                            ---------       ---------       ---------    ---------    ---------    ---------
                                            $    1.17       $    3.59       $    1.00    $   (4.24)   $  (11.02)   $   (4.45)
                                            ---------       ---------       ---------    ---------    ---------    ---------
                                            ---------       ---------       ---------    ---------    ---------    ---------

Diluted earnings (loss) per share (2)

  Before extraordinary item .............   $    1.15       $    3.48       $    0.74    $   (4.24)   $  (11.02)   $   (4.45)
  Extraordinary item ....................        --              --              0.25         --           --           --
                                            ---------       ---------       ---------    ---------    ---------    ---------
                                            $    1.15       $    3.48       $    0.99    $   (4.24)   $  (11.02)   $   (4.45)
                                            ---------       ---------       ---------    ---------    ---------    ---------
                                            ---------       ---------       ---------    ---------    ---------    ---------

BALANCE SHEET DATA:

Total assets ............................   $ 318,674       $ 227,894       $ 173,624    $ 178,162    $ 189,748    $ 237,816

Long-term debt, net of current maturities

  Loans due NRG Energy ..................      36,123           4,439          14,388       96,929         --           --
  Nonrecourse long-term debt ............     189,848         143,697         143,972       60,415      3,405 3       60,310
  Recourse long-term debt ...............      45,225          46,323           6,339        6,374         --          7,073

    Total ...............................     271,196         194,459         164,699      163,718      3,405 3       67,383



(1) Effective July 1, 1996, the Company changed its year end from June 30 to December 31.
(2) Net income (loss) per share has been restated for all periods presented to reflect the common shares issued under the terms of the Plan.
(3) Excludes $60,310 of long-term project financing which was included in current liabilities due to default under the debt agreement.
(4) Reflects a net tax benefit of $20,454 resulting from reduction of a tax valuation allowance. (See Note 16)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO, THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDING NOTES THERETO. CERTAIN OF THE STATEMENTS MADE IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR FROM ANY RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THOSE DISCUSSED IN "RISK FACTORS" HEREIN. SEE "ITEM 1. BUSINESS -- RISK FACTORS
-- RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS."

         FOR DEFINITIONS OF CERTAIN CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS ITEM 7, PLEASE SEE THE SELECTED DEFINITIONS THAT IMMEDIATELY PRECEDE ITEM 1.

         EFFECTIVE JULY 1, 1996, THE COMPANY CHANGED ITS YEAR END FROM JUNE 30 TO DECEMBER 31. AS A RESULT, AS USED HEREIN, "1996" REFERS TO THE 12-MONTH PERIOD ENDED JUNE 30, 1996; THE "1996 TRANSITION PERIOD" REFERS TO THE 6-MONTH PERIOD ENDED DECEMBER 31, 1996; "1997" AND "1998" REFER TO THE 12-MONTH PERIODS ENDED DECEMBER 31, 1997, AND 1998, RESPECTIVELY.

         ALL DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, SET FORTH IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE IN THOUSANDS.

GENERAL

         CogenAmerica is an independent power producer pursuing "inside-the-fence" cogeneration projects in the U.S. The Company is engaged primarily in the business of developing, owning and managing the operation of cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. The Company is currently focusing on natural gas-fired cogeneration projects with long-term contracts for substantially all of the output of such projects. The Company's strategy is to develop, acquire and manage the operation of such cogeneration projects and to provide U.S. industrial facilities and utilities with reliable and competitively priced energy from its power projects.

         CogenAmerica has substantial expertise in the development and operation of power projects. The Company's current project portfolio consists of:

(i) a 122 MW cogeneration facility in Parlin, New Jersey, which began commercial operation in June 1991 and is owned through its wholly-owned subsidiary, CogenAmerica Parlin;

(ii) a 58 MW cogeneration facility in Newark, New Jersey, which began commercial operation in November 1990 and is owned through its wholly-owned subsidiary, CogenAmerica Newark;

(iii) a 117 MW cogeneration facility in Morris, Illinois, which began commercial operation in November 1998 and is owned through its wholly-owned subsidiary, CogenAmerica Morris. See "Business --Products and Services -- Energy Segment -- Morris Project";

(iv) a 110 MW cogeneration facility in Pryor, Oklahoma, which had been in commercial operation prior to acquisition by the Company in October 1998, and is owned through the Company's wholly-owned subsidiary, Oklahoma Loan Acquisition Corporation;

(v) two standby/peak shaving facilities with an aggregate capacity of 22 MW in Philadelphia, Pennsylvania, which began commercial operation in September 1993, the principal project agreements of which are held by O'Brien (Philadelphia) Cogeneration, Inc., an 83%-owned subsidiary of the Company; and

(vi) a one-third partnership interest in a 150 MW cogeneration facility located at Grays Ferry in Philadelphia, Pennsylvania, which began operation in January 1998.

         Each of the projects is currently producing revenues under long-term power sales agreements that expire at various times. See the chart under "Business -- General" which summarizes certain contractual arrangements and other information concerning each of the Company's power projects.

         Energy and capacity payment rates are generally negotiated during the development phase of a cogeneration project and are finalized prior to securing project financing and the start of a plant's commercial operation. Pricing provisions of each of the Company's project power sales agreements contain unique features. As a result, different rates exist for each plant and customer pursuant to the applicable power sales agreement.

         However, in general, revenues for each of the Company's cogeneration projects consist of two components: energy payments and capacity payments. Energy payments are based on the power plant's actual net electrical output, expressed in kilowatt-hours of energy, purchased by the customer. Capacity payments are based on the net electrical output the power plant is capable of producing (or portion thereof) and which the customer has contracted to have available for purchase. Energy payments are made for each kilowatt-hour of energy delivered, while capacity payments, under certain circumstances, are made whether or not any electricity is actually delivered.

         The projects' energy and capacity payments are generally based on scheduled prices and/or base prices subject to periodic indexing mechanisms, as specified in the power sales agreements. In general terms, energy and capacity payments are intended to recover the variable and fixed costs of operating the plant, respectively, plus a return.

         A power plant may be characterized as one or more of the following: a "base-load" facility, a "dispatchable" facility, a combination "base-load/dispatchable" facility or a "merchant" facility. Such characterization depends upon the manner in which the plant will be used and the requirements of the related power sales agreement(s). A "base-load" facility generally means that the plant is operated continuously to produce a fixed amount of energy and capacity for one or more customers. A "dispatchable" facility generally means that the customer(s) purchased the right to a fixed amount of available capacity, which must be produced if and when requested by the customer(s). A combination "base-load/dispatchable" facility is a plant that operates in both modes, with a portion of the plant's capacity designated as base-load and the remainder available for dispatch. A "merchant" facility generally refers to a plant that operates and sells its output to various customers at prevailing market prices rather than pursuant to a long-term power sales agreement.

         Under a power sales agreement with JCP&L extending into 2011, CogenAmerica Parlin has committed 114 MW of the Parlin facility's generating capacity to JCP&L, of which 41 MW are committed as base capacity and 73 MW as dispatchable capacity. JCP&L must purchase energy from the base capacity whenever such energy is available from the Parlin facility. Energy from the dispatchable capacity is purchased by JCP&L only when requested (dispatched) by JCP&L.

         The Parlin PPA provides for curtailment by JCP&L under such typical conditions as emergencies, inspection and maintenance. In addition, JCP&L may also reduce base capacity during periods of low load on the PJM by up to 600 hours in any calendar year, of which 400 may be during on-peak periods, but only when all PJM member utilities are required to reduce generation to minimum levels and PJM has requested JCP&L to reduce or interrupt external generation purchases. During 1998, JCP&L's curtailment was ten hours. The Parlin PPA also provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Parlin, depending upon whether the average heat rate of the Parlin Project is below or above average 9,500 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based on this differential to a fuel cost calculation. For the year ended December 31, 1998 this heat rate adjustment was $92.

         CogenAmerica Newark has a power sales agreement with JCP&L extending through 2015 whereby it has committed to sell all of the Newark facility's generating capacity to JCP&L, up to a maximum of 58 MW per hour. The Newark Project is effectively a base-load unit and JCP&L must purchase the energy whenever such energy is available from the Newark facility.

         Under the terms of the Newark PPA, JCP&L, in its sole discretion, is allowed to curtail production at the facility for 700 hours per year provided that the duration of each curtailment is a minimum of six hours and all curtailments occur only during Saturdays, Sundays and Holidays. Since contract inception in 1996, JCP&L has fully utilized this curtailment option annually and the Company expects JCP&L will continue to do so in future years. JCP&L may also disconnect from CogenAmerica Newark for emergencies, inspections and maintenance for up to 400 hours per year if all PJM member utilities are required to reduce generation to minimum levels and JCP&L has been requested by PJM to reduce or interrupt external generation purchases. During 1998, JCP&L's curtailment for these purposes was nine hours. The Newark PPA provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Newark depending upon whether the average heat rate of the Newark Project is above or below 9,750 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based upon this differential to a fuel cost calculation. For the year ended December 31, 1998 this heat rate adjustment reduced CogenAmerica Newark revenues by $684.

         Morris LLC has an ESA with Equistar through 2023 to provide base-load power and steam. Equistar has agreed to purchase the entire requirements of Equistar's plant (subject to certain exceptions) for electricity up to the full electric output of two of the three combustion turbines at the Morris Project. In addition, the Morris Project has an arrangement with the local utility to provide standby power. Each combustion turbine at the Morris facility has a nominal rating of 39 MW. The Morris Project designed redundancy into the energy production capability of the facility in order to meet Equistar's demand. The cost of installing and maintaining the reserve capacity was taken into account when the energy services agreement was negotiated.

         CogenAmerica Morris is permitted to arrange for the sale to third parties of interruptible capacity and/or energy from the third turbine and to the extent available, any excess power from the two turbines required to supply Equistar with its actual requirements. CogenAmerica Morris is in the process of contracting with a third-party power marketer for the sale of this excess capacity/energy.

         CogenAmerica Pryor has a power sales agreement with OG&E through 2008 to provide 110 MW of dispatchable capacity, with a maximum dispatch of 1,500 hours per year. The facility also sells electricity to PSO when not dispatched by OG&E. The Pryor Project purchases natural gas from Dynegy and Aquila. Under the terms of the agreement with PSO, the pricing of energy sales is indexed to a market fuel rate. Under terms of the agreement with OG&E, energy sales are linked to the average cost of fuel.

         The power sales agreements for the Parlin, Newark, and Morris projects are structured to avoid or minimize the impact on the Company's revenues from fluctuations in fuel costs. Since the power sales agreements were amended in April 1996, JCP&L is responsible for the supply and transportation of natural gas required to operate the Parlin and Newark plants. Thus, revenues from the Parlin and Newark plants exclude any amounts attributable to recovery of fuel costs. Prior to the contract amendments, Parlin and Newark cost of revenues included fuel and related costs and contract provisions for delayed recovery of such costs in revenues caused variability in the projects' gross profit.

         Under the terms of the Morris ESA with Equistar, Equistar is the fuel manager and all of the costs of supplying the fuel are effectively a pass-through to Equistar. As a result, although fuel costs are included in the Morris Project revenues and costs of revenues, the Company has minimized any impact on gross profit from fluctuations in the price of natural gas purchases and supply for the Morris Project.

         The Grays Ferry Project has a gas sales agreement with Aquila providing for the purchase of natural gas to meet the power plant's requirements. For the period from commercial operations in January 1998 until the end of the year 2000, the partnership has purchased a natural gas collar with a cap in order to limit the volatility of natural gas purchases. Beginning in 2001, the price for natural gas supplied by Aquila is indexed to a market electricity rate.

         During 1998, the Company also sold and rented power generation equipment and provided related services in the U.S. and international markets under the names OES and PUMA. As previously announced, the Company has determined that its equipment sales, rental and service segment, which accounted for $21,780, $21,594, $16,669 and $27,239 of revenues in 1998, 1997, the 1996 transition period and 1996, respectively, is no longer a part of its strategic plan. Accordingly, on November 5, 1998 the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party for $2,000. The Company is currently pursuing alternatives for the disposition of its remaining equipment sales, rental and service business operated by PUMA. The Company expects that the disposition of PUMA will not have a material adverse effect on the Company's results of operations or financial condition. Although OES was sold in 1998, the equipment sales, rental and service segment has not been reported as a discontinued operation in the financial statements because specific plans regarding the timing and manner of ultimate disposition of PUMA are still under consideration.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES

         Energy revenues for 1998 of $52,216 increased from revenues of $43,210 for 1997. Energy revenues primarily reflect billings associated with the Parlin, Newark, Morris and Pryor Projects and the Company's PWD Project. The increase in energy revenues was primarily attributable to the acquisition of the Pryor Project in October 1998, and commencement of Morris operations in November 1998. Energy revenues in 1997 were negatively impacted by a routine, scheduled major maintenance outage at the Newark Project in the second quarter of 1997.


                                              PROJECT ENERGY REVENUES

                                                           YEAR ENDED                YEAR ENDED
                                                          DECEMBER 31,              DECEMBER 31,
                                                              1998                      1997
                                                       ------------------         -----------------
              COGENERATION PROJECTS
                  Parlin                                  $      21,527             $      21,685
                  Newark                                         17,541                    17,319
                  Morris                                          5,779                        --
                  Pryor                                           3,235                        --
              STANDBY/PEAK SHAVING FACILITIES
                  PWD                                             4,134                     4,206
                                                          -------------             -------------
                                                          $      52,216             $      43,210
                                                          -------------             -------------
                                                          -------------             -------------


         Equipment sales and services revenues for 1998 of $19,342 decreased from revenues of $19,415 for 1997. The decrease was attributable to the sale of OES in November 1998. OES accounted for revenues of $5,625 and $6,115 in 1998 and 1997, respectively.

         Rental revenues for 1998 of $2,438 increased from revenues of $2,179 for 1997. The increases were due primarily to higher sales volume due to ice storms in the northeastern U.S. and Canada. OES rental revenues were $2,391 and $2,179 in 1998 and 1997, respectively.

         COSTS AND EXPENSES

         Cost of energy revenues for 1998 of $23,462 increased from $14,841 for 1997. The increase was primarily the result of commencement of Morris operations, the Pryor acquisition and depreciation associated with equipment capitalized at the Parlin and Newark facilities in 1998.

         Cost of equipment sales and services for 1998 of $16,929 decreased from $17,037 for 1997. The decrease was primarily due to the sale of OES.

         Cost of rental revenues for 1998 of $1,954 increased from $1,817 for 1997. The increases were primarily due to increased sales volume due to ice storms in the northeastern U.S. and Canada.

         Gross profit for 1998 of $31,651 increased from $31,109 for 1997. The increase is primarily attributable to expansion of the Newark Project's rated capacity from 52 MW to 58 MW and the addition of the Morris and Pryor operations. The gross profit margin in 1998 was 42.8% as compared to 48.0% in 1997. This decrease was due primarily to the addition of the Morris and Pryor Projects which have lower operating margins than the Newark and Parlin Projects. It is expected that competition will continue to put pressure on these margins in the future as new projects are added.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") for 1998 of $9,415 decreased from $9,479 in 1997. The decrease is primarily due to lower insurance costs, offset by higher legal expenses.

         INTEREST AND OTHER INCOME

         Interest and other income for 1998 of $1,715 increased from $1,205 for 1997. The increase is primarily attributable to a gain on the sale of OES.

         EQUITY IN EARNINGS OF AFFILIATES

         Equity in earnings of affiliates for 1998 was $4,784 compared to $105 for 1997. The increase was attributable to earnings from the Grays Ferry Project, which commenced operations in January 1998. The earnings of the Grays Ferry Project reflect the contract price of electricity under the terms of the PPAs. The electric power purchaser has asserted that such PPAs are not effective and that the power purchaser is not obligated to pay the rates set forth in the agreements. The Company and the Grays Ferry Partnership are in litigation with the power purchaser over that issue. For additional information see "Item 3. -- Legal Proceedings."

         INTEREST AND DEBT EXPENSE

         Interest and debt expense for 1998 of $15,855 increased from $14,768 for 1997. The increase is primarily attributable to debt issued to acquire the Pryor Project, borrowings under the Supplemental Loan Agreement for the Morris Project, and higher interest rates due to default rate interest.

         INCOME TAXES

         During the 1997 fourth quarter, the Company reduced the valuation allowance established for tax benefits attributable to net operating loss carryforwards and other deferred tax assets, resulting in recognition of most remaining operating loss carryforwards in 1997 fourth quarter earnings. Consequently, beginning with the 1998 first quarter, income taxes are generally charged against pre-tax earnings without any reduction for operating loss carryforwards that continue to be utilized in reducing income taxes currently payable. Prior to the 1997 fourth quarter, net operating loss carryforwards were recognized each period as a reduction of income tax expense based on pre-tax income.

         The higher income tax expense in 1998 was due to the above-mentioned reduction in the valuation allowance in 1997.

         NET INCOME AND EARNINGS PER SHARE

         Net income for 1998 was $8,002, or diluted earnings per share of $1.15, compared to net income of $23,352 for 1997, or diluted earnings per share of $3.48. Net income and earnings per share for 1998 were lower than the prior year primarily due to the combined effects of the increase in income tax expense as a result of the income tax benefit recognized in 1997, earnings from the Grays Ferry Project which commenced operations in January 1998 and the one-time asset impairment charge recorded in 1997.

 COMPARISON OF 1997, THE 1996 TRANSITION PERIOD AND 1996

         REVENUES

         Energy revenues for 1997, the 1996 transition period and 1996 were $43,210, $21,669 and $66,623, respectively. Energy revenues primarily reflect billings associated with the Parlin, Newark and PWD Projects.


                                              PROJECT ENERGY REVENUES

                                              YEAR ENDED             SIX MONTHS ENDED            YEAR ENDED
                                             DECEMBER 31,              DECEMBER 31,                JUNE 30,
                                                 1997                      1996                      1996
                                          ------------------      ----------------------       ---------------
     COGENERATION PROJECTS
              Parlin                        $       21,685             $      10,327            $      34,867
              Newark                                17,319                     9,259                   26,820
     STANDBY/PEAK SHAVING FACILITIES
              PWD                                    4,206                     2,083                    4,936
                                            --------------             -------------            -------------
                                            $       43,210             $      21,669            $      66,623
                                            --------------             -------------            -------------
                                            --------------             -------------            -------------


         The revenues at the Parlin and Newark Projects have been affected by the terms of their PPAs, which were renegotiated effective April 30, 1996 to make JCP&L responsible for supplying the natural gas at no cost to the projects. Previously, revenues from the Parlin and Newark Projects had reflected the impact of unit fuel cost fluctuations on the energy rate calculation under the Parlin and Newark PPAs. The increase in energy revenues for 1997 as compared to the 1996 transition period was primarily due to only six months of revenues reported in the 1996 transition period. The decrease in energy revenues for the 1996 transition period as compared to 1996 was primarily due to only six months of revenues reported in the 1996 transition period and to the amended PPAs affecting both the Parlin and Newark Projects.

         Parlin's 1996 revenues were negatively impacted by a voluntary curtailment of electric output during the first and second quarters in order to maintain the correct ratio of thermal to electric production after DuPont, the steam host, significantly decreased its steam demand by moving a business segment overseas. In addition, Parlin's 1996 revenues were affected by a decrease in the energy rate under the previous PPA, which rate was adjusted quarterly based on, in part, the average cost of fuel over the preceding year.

         Equipment sales and service revenues for 1997, the 1996 transition period and 1996 were $19,415, $15,607 and $25,344, respectively, which principally reflect the operations of OES, PUMA and American Hydrotherm Corporation ("American Hydrotherm"). American Hydrotherm was sold in December 1996. Revenues increased for 1997 as compared to the 1996 transition period primarily due to only six months of revenues reported in the 1996 transition period and due to higher sales volumes. Revenues decreased for the 1996 transition period as compared to 1996 primarily due to only six months of revenues reported in the 1996 transition period, offset in part by the inclusion of nine months of revenues in the period from the operations of PUMA. PUMA changed its fiscal year end from March 31 to a calendar year end effective on December 31, 1996.

         OES equipment sales and service revenues for 1997, the 1996 transition period and 1996 were $6,115, $1,575 and $5,232, respectively.

         Rental revenues for 1997, for the 1996 transition period and 1996 were $2,179, $1,062 and $1,895, respectively. The fluctuations were primarily due to only six months of revenues reported in the 1996 transition period.

         There were no development fees and other revenues for 1997. Development fees and other revenues for the 1996 transition period and 1996 were $1,578 and $2,685, respectively.

Revenues decreased for the 1996 transition period as compared to 1996 primarily due to only six months of revenues reported in the 1996 transition period.

         COSTS AND EXPENSES

         Cost of energy revenues for 1997, the 1996 transition period and 1996 were $14,841, $7,229 and $45,663, respectively. Cost of energy revenues increased for 1997 primarily due to only six months of costs reported in the 1996 transition period. Cost of energy revenues decreased for the 1996 transition period as compared to 1996 primarily due to only six months of costs reported in the 1996 transition period and the result of the amended PPAs in which JCP&L began assuming the cost of fuel for the Parlin and Newark facilities.

         Cost of equipment sales and service for 1997, for the 1996 transition period and 1996 were $17,037, $12,365 and $22,153, respectively. The 1997 increase was primarily due to only six months of costs reported in the 1996 transition period, except for the operations of PUMA which included nine months of costs for the 1996 transition period, and to the recording of $190 of inventory write-downs in the fourth quarter. Cost of equipment sales and service decreased for the 1996 transition period as compared to 1996 primarily due to only six months of costs reported in the 1996 transition period.

         Cost of rental revenues for 1997, for the 1996 transition period and 1996 were $1,817, $834 and $1,406, respectively. The fluctuations were primarily due to only six months of costs reported in the 1996 transition period.

         There were no development fee expenses and other costs for 1997. Cost of development fees and other for the 1996 transition period and 1996 were $1,559 and $2,531, respectively. These costs consist principally of costs associated with the sale of various projects either under development or in operation.

         The Company's gross profit was $31,109, $17,929, and $24,794 for 1997, for the 1996 transition period and for 1996, respectively. The higher gross margin for 1997 is due to only six months of operations included in the 1996 transition period. The gross margin for the 1996 transition period decreased from 1996 due to only six months of operations included in the 1996 transition period and to fluctuations in the recovery of fuel costs through energy revenues under the Parlin and Newark Project PPAs in effect until April 30, 1996.

         PROVISION FOR IMPAIRED ASSETS

         During the 1997 fourth quarter, the Company recorded provisions for impaired assets in the aggregate amount of $5,274 for various asset disposals, write-offs and write-downs. The impairment charge reduced identifiable assets of the energy segment and the equipment sales, rental and service segment by approximately $697 and $2,161, respectively, and corporate assets by $2,416. The components of the charge were as follows:


                                                          EQUIPMENT
                                                        SALES, RENTAL
                                                          & SERVICE     ENERGY     CORPORATE    TOTAL
                                                        -------------   ------     ---------   -------
    Assets disposed
       Equipment held for sale                          $       62      $   --     $ 1,491     $1,553
       Property, plant and equipment
          Write-offs                                           551         326         146      1,023
          Equipment sold or scrapped                            --          --         779        779
       Project development costs                                --         371          --        371
       Other                                                    72          --          --         72
                                                        -------------   ------     ---------   -------
                                                               685         697       2,416      3,797
                                                        -------------   ------     ---------   -------
    Assets held and used
         Investment in PoweRent                                500          --          --        500
         Property, plant and equipment                         976          --          --        976
                                                        -------------   ------     ---------   -------
                                                             1,476          --          --      1,476
                                                        -------------   ------     ---------   -------
                                                        $    2,161      $  697     $ 2,416     $5,274
                                                        -------------   ------     ---------   -------
                                                        -------------   ------     ---------   -------

To improve liquidity, in fiscal 1994 the Company initiated efforts to liquidate specific power generation equipment that was not in use in an operating project, rented to a customer or critical to the completion of projects in development. These assets, consisting mainly of gas and steam turbines, were written down in fiscal 1994 and 1995 to liquidation values determined by independent appraisal, reclassified on the balance sheet as "equipment held for sale" and no longer depreciated. The $3,228 carrying value of the equipment at June 30, 1995 was reduced to $2,628 and $1,598 at December 31, 1996 and September 30, 1997, respectively, through periodic sales. In the 1997 fourth quarter, due to lack of interest by potential buyers, the remaining equipment was scrapped resulting in an impairment charge of $1,553.

Impairment charges for property, plant and equipment disposals totaled $1,801, comprised of losses of $779 from disposal of other power generating equipment, and write-offs of $1,023 for equipment that was determined to be non-useable or could not be located during asset counts and inspections performed at OES and the PWD Project. The asset counts and inspections were undertaken as part of the overall review performed to determine whether OES and PWD Project operations should be continued. In addition, the PWD Project asset counts were required in order to pledge the equipment as security for a new corporate revolving credit facility which the Company entered into with Meespierson Capital Corp. Prior to the 1997 fourth quarter, physical counts of the equipment were last performed in fiscal 1995 during the period of bankruptcy reorganization.

The asset impairment charge also included $371 to write-off capitalized project development costs related to certain development projects that were terminated.

During the 1997 fourth quarter, the Company completed a thorough review of its business operations and market opportunities to determine whether operations of the PWD Project and the equipment sales, rental and service businesses should be continued. The board of directors determined that the PWD Project should be retained and that the equipment sales, rental and service segment should be exited.

The equipment sales, rental and service segment has not been reported as a discontinued operation because of uncertainties about the expected timing and manner of disposal. However, management performed an impairment review of the segment's long-lived assets as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Based on an analysis of estimated future cash flows, the carrying value of OES' generator equipment was determined to be impaired. Consequently, a provision of $976 was recorded to write-down the assets to their estimated fair value as determined by management based on sales values of similar equipment.

Management also evaluated the carrying value of its 50% investment in PoweRent. Due to PoweRent's low earnings capacity, combined with the expectation of exiting this business in the near term, the investment was determined to be permanently impaired. The carrying value of the investment was written down by $500 based on discussions with potential buyers and management's estimate of the investment value.

During the year ended June 30, 1996, unrecoverable project development costs of $180 were written off.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses for 1997, the 1996 transition period and 1996 were $9,479, $6,149 and $12,612, respectively. SG&A increased for 1997 primarily due to only six months of costs reported in the 1996 transition period, except for the operations of PUMA which included nine months of costs for the 1996 transition period, and due to the recording of $914 in the fourth quarter for various staffing and relocation costs and other reserves. SG&A decreased for the 1996 transition period as compared to 1996 primarily due to only six months of costs reported in the 1996 transition period. 1996 includes a $3,100 cost incurred to terminate an interest rate swap agreement in connection with the Parlin nonrecourse project debt refinancing.

         INTEREST AND OTHER INCOME

         Interest and other income for 1997, the 1996 transition period and 1996 were $1,205, $251 and $508, respectively. Interest and other income increased for 1997 primarily due to only six months of income reported in the 1996 transition period, the settlement of a legal suit, and the sale of a development project in Pakistan, offset in part by fees paid to Wexford Management LLC under a Liquidating Asset Management Agreement entered into in connection with its emergence from bankruptcy and the sale of unused equipment. Interest and other income for the 1996 transition period was positively impacted by interest income earned on escrow account balances established in connection with the nonrecourse financing on the Parlin and Newark facilities.

         REORGANIZATION COSTS

         Reorganization costs represent all costs incurred after filing bankruptcy that relate to the Company's reorganization and restructuring efforts. Reorganization costs for 1996 were $12,101 and consist primarily of professional and administrative fees and expenses.

         INTEREST AND DEBT EXPENSE

         Interest and debt expense for 1997, the 1996 transition period and 1996 were $14,768, $7,681 and $18,646, respectively. Interest and debt expense increased for 1997 as compared to the 1996 transition period primarily due to only six months of expense reported in the 1996 transition period. Interest and debt expense decreased for the 1996 transition period as compared to 1996 primarily due to only six months of expenses reported in the 1996 transition period and to the refinancing of the Parlin and Newark Projects. 1996 interest and debt expense includes post-petition interest on prepetition liabilities of $6,487. 1996 also includes $1,098 in interest costs associated with loans provided by NRG Energy and $1,433 of deferred financing costs attributable to the nonrecourse debt relating to the Parlin and Newark Projects which were refinanced during the year (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

         EXTRAORDINARY ITEM

         In the 1996 transition period, the Company negotiated a buyout of a subsidiary's capital lease obligation. The lender agreed to accept a $1,100 payment in full satisfaction of the lease. The transaction resulted in an extraordinary gain of $1,643 (net of $124 of state income taxes).

         INCOME TAXES

         For 1997, the 1996 transition period and 1996, the Company recorded an income tax benefit of $20,454, $268 and $463, respectively. The benefit for 1997 was attributable to the reduction of a deferred tax asset valuation reserve previously established for net operating losses incurred by the Company from 1992 to 1996. The income tax benefit for the 1996 transition period and for 1996 was attributable to the utilization of state net operating loss carryforwards.

         NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         Net income for 1997 was $23,352 compared to net income for the 1996 transition period of $6,423 and a net loss for 1996 of $17,713. The basic earnings per share for 1997 was $3.59 compared to basic earnings per share for the 1996 transition period of $1.00 and basic losses per share for 1996 of $4.24.

         The increase in 1997 net income and earnings per share was primarily due to the income tax benefit recognized upon reduction of the deferred tax asset valuation reserve, less the impairment provision to write-down and write-off certain assets. Net income and earnings per share for the 1996 transition period increased from the net loss in 1996 primarily due to the non-recurring bankruptcy reorganization costs incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The development, construction and operation of cogeneration projects and other power generation facilities requires significant capital. Historically, the Company has employed substantial leverage at both the project and parent company level to finance its capital requirements. Debt financing at the project level is typically nonrecourse to the parent. Nonrecourse project financing agreements usually require initial equity investments at the project level. The Company has financed such equity investments through cash generated from operations and other borrowings, including borrowings at the parent level.

         Almost all of the Company's operations are conducted through subsidiaries and other affiliates. As a result, the Company depends almost entirely upon their earnings and cash flow to service consolidated indebtedness, including indebtedness of the parent, CogenAmerica. The nonrecourse project financing agreements of certain subsidiaries and other affiliates generally restrict their ability to pay dividends, make distributions or otherwise transfer funds to the parent prior to the payment of other obligations, including operating expenses, debt service and reserves.

         At December 31, 1998, consolidated long-term indebtedness (including current maturities) totals $285,096, consisting of nonrecourse project borrowings in the aggregate amount of $197,908, project borrowings with recourse to the parent of $21,775, $25,000 outstanding under a revolving credit facility and borrowings from NRG Energy of $40,413. Of the total long-term indebtedness, borrowings with recourse to the parent totaled $87,188 at December 31, 1998, consisting of borrowings under the revolving credit facility and from NRG Energy, and a guarantee by the parent of $21,775 of the Parlin and Newark project borrowings. NRG Energy also has provided a corporate guarantee of $3,000, of certain pre-existing liabilities of Parlin and Newark as of May 23, 1996.

         At December 31, 1998, cash and cash equivalents totaled $3,568 and restricted cash totaled $12,135. The restricted cash primarily represents escrow funds required by the terms of credit agreements for the Newark, Parlin and Morris projects.

         Cash provided by operating activities was $17,571, $16,989 and $1,056 for 1998, 1997 and the 1996 transition period, respectively. In 1996 cash used by operating activities was $8,050. Cash provided by operations in 1998 increased from 1997 primarily due to higher depreciation and amortization expense. Cash provided by operating activities in 1997 increased from the 1996 transition period due to only six months of operations included in the 1996 transition period and improved working capital cash management. Cash used by operating activities in 1996 resulted from the net loss incurred during the period the Company emerged from bankruptcy.

         Cash used by investing activities was $74,274, $14,484 and $776 in 1998, 1997 and the 1996 transition period, respectively. During 1996 cash provided by investing activities was $1,604.

         Cash used by investing activities in 1998 primarily represents capital expenditures of $73,406 to complete construction of the Morris project and upgrade other facilities, and net deposits of $3,578 into restricted cash accounts as required by certain credit agreements. These uses of cash were offset by proceeds of $2,686 from the sale of OES and other assets.

         Cash used by investing activities in 1997 primarily represents capital expenditures of $5,858 for the Newark and Parlin Project improvements and an equity contribution of $10,000 to the Grays Ferry Partnership. These uses of cash were reduced by collection of notes receivable of $1,175 and proceeds of $552 from the sale of certain assets.

         Cash used by investing activities for the 1996 transition period primarily resulted from expenditures of $1,315 for capital improvements and project development activities, less net withdrawals from restricted cash accounts.

         Cash provided by investing activities in 1996 primarily reflected $7,500 proceeds from the sale of certain subsidiaries in connection with the Company's bankruptcy plan, less $1,783 for capital expenditures and project development activities and less $5,156 for net deposits into restricted cash accounts.

         Cash provided by (used in) financing activities was $56,827, $(2,248), $(2,115) and $7,385 for 1998, 1997, the 1996 transition period and 1996.

         During 1998, proceeds from long-term debt totaled $67,771, consisting of construction loan draws of $54,450, and $12,027 of loans from NRG Energy related to the Morris project. Repayments of long-term debt totaled $10,142.

         1998 Non-cash investing and financing activities include $23,890 for acquisition of the Pryor Project and $6,230 of capital expenditures for the Morris Project included in liabilities.

         The Company evaluates current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. Management believes there is sufficient liquidity from cash flow from operations and working capital to finance recurring capital expenditures and to fund working capital requirements, including scheduled debt service, for the next twelve months.

         In May 1996, the Company's wholly-owned subsidiaries CogenAmerica Newark and CogenAmerica Parlin entered into a credit agreement (the "Newark and Parlin Credit Agreement") which established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of CogenAmerica Newark's and CogenAmerica Parlin's assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of UP TO $21,775 of the amount outstanding under the Credit Agreement. The interest rate on the outstanding principal is variable based on, at the option of CogenAmerica Newark and CogenAmerica Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with the Newark and Parlin Credit Agreement, CogenAmerica Newark and CogenAmerica Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount ($77,500 at December 31, 1998) at 6.9% plus the margin. At December 31, 1998, the principal amount outstanding under the credit agreement was $134,927.

         The Company used the proceeds of the loan under the Newark and Parlin Credit Agreement to repay certain preexisting obligations of the Company including $87,291 of indebtedness to NRG Energy. NRG Energy provided the Company loans of which $40,413, $4,439, $14,388 and $101,679 was outstanding at December 31, 1998, 1997, 1996 and June 30, 1996, respectively.

         CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, owns a one-third partnership interest in the Grays Ferry Project which commenced operation in January 1998. In March 1996, the Grays Ferry Partnership entered into a credit agreement with Chase to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997. NRG Energy entered into a loan commitment to provide CogenAmerica Schuylkill the funding, if needed, for the CogenAmerica Schuylkill capital contribution obligation to the Grays Ferry Partnership. Prior to December 31, 1997, CogenAmerica Schuylkill had borrowed $10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at December 31, 1998.

         In connection with its acquisition of the Morris Project, CogenAmerica Funding, a wholly-owned subsidiary of the Company, assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000. NRG Energy has guaranteed to the Morris Project's lenders that CogenAmerica Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). In addition, NRG Energy has committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrowers) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. Effective November 30, 1998 the Company and NRG Energy agreed to a First Amendment to the Supplemental Loan Agreement that allowed the Company to contribute the $22,000 of equity in installments to match the construction draw payments. At December 31, 1998, $12,027 had been drawn and contributed as equity. Subsequent to year end, additional draws and equity fundings have been made and as of March 26, 1999, the entire $22,000 had been drawn and contributed as equity. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%. Effective with the First Amendment the interest rate was changed to prime plus 3.5% until the possible event of default related to the Grays Ferry Project has been eliminated. This additional interest rate resulted in an additional $35 of interest expense for the Morris Project in 1998. On February 16, 1999 NRG Energy agreed to reduce the interest rate under the loan back to prime plus 1.5%. This adjustment was made effective January 1, 1999. At December 31, 1998, $12,027 was due NRG Energy under the Supplemental Loan Agreement.

         On December 17, 1997, the Company entered into the MeesPierson Credit Agreement providing for a $30,000 reducing revolving credit facility. The facility is secured by the assets and cash flows of the PWD Project as well as the distributable cash flows of the Parlin and Newark Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the PWD Project and $1,500 for general corporate purposes. The MeesPierson Credit Agreement includes cross default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by the power purchaser of the Grays Ferry Project have resulted in a cross default under the MeesPierson Credit Agreement. Repayment of the MeesPierson Credit Agreement has not been accelerated and the lender has waived such default and the Company has agreed not to draw any additional amounts under the MeesPierson Credit Agreement. On August 14, 1998 the lender agreed to continue the waiver on the default until July 1, 1999 by imposing a 2.0% increase in the interest rate effective October 1, 1998. This additional interest rate increased interest expense by $126 for the year ended December 31, 1998. On February 12, 1999 the lender agreed to a permanent waiver of the Grays Ferry Project cross default and eliminated the 2.0% increase in the interest rate effective January 1, 1999. The Company also reduced the size of the facility to $25,000. The repayment of the $25,000 is due in full on December 17, 2000.

         The Company's principal credit agreements (including the Newark and Parlin Credit Agreement) include cross-default provisions that generally permit its lenders to accelerate the indebtedness owed thereunder, to decline to make available any additional amounts for borrowing thereunder, and to exercise certain other remedies in respect of any collateral securing such indebtedness in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. As a result, a default under one such other instrument or agreement could have a material adverse effect on the Company by causing one or more cross-defaults to occur under one or more of the Company's principal credit agreements, potentially having one or more of the effects set forth above and otherwise adversely affecting the Company's liquidity and capital position.

         During 1998 the Company incurred approximately $1,001 of third-party costs related to a capital markets financing transaction expected to be completed during 1999. These costs have been deferred and are included in the balance sheet as "Deferred financing costs, net." If the Company elects to pursue an alternative financing, such as through the commercial bank market, or if the financing currently contemplated for the capital markets is indefinitely delayed or discontinued, it will have to expense the financing costs that have been deferred.

         On October 9, 1998, CogenAmerica Pryor, a wholly-owned subsidiary of CogenAmerica, acquired from MCPC the entire interest in a 110 MW cogeneration project, the Pryor project, located in the Mid-America Industrial Park, in Pryor, Oklahoma. CogenAmerica Pryor acquired the Pryor Project by purchasing from MCPC all of the issued and outstanding stock of OLAC for a cash purchase price of approximately $23,900.

         NRG Energy has loaned the Company and CogenAmerica Pryor approximately $23,900 to finance the acquisition. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan was initially set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. On February 16, 1999 NRG Energy agreed to reduce the interest rate under the loan to prime plus 1.5%. This adjustment was made effective January 1, 1999.

SALE OF OES

         On November 5, 1998 the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The sales price was $2,000 and the Company recorded a gain on the sale. The Company recorded revenue from OES of $8,343 for fiscal 1998. This transaction did not have a material impact on the Company's results of operations or financial position.

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

         THE COMPANY'S STATE OF READINESS

         The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 conversions to be completed on a timely basis. In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on the business, operations or financial condition of third parties with whom the Company has material relationships, such as vendors, suppliers and customers, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition.

         IT SYSTEMS. The Company has reviewed and continues to review all of its IT systems as they relate to the Year 2000 issue. The Company's accounting system has been upgraded to alleviate any potential Year 2000 issues. The Company outsources its human resource and payroll systems and is in the process of working with the outside vendor to identify and correct any potential Year 2000 issues. This process is expected to be complete and any changes implemented by December 31, 1999. The Company's billing systems are either provided by the customer or are performed internally on microcomputer systems. In these cases, the collection of data is the most important feature and any impact from a Year 2000 issue is expected to be immaterial.

         NON-IT SYSTEMS. As indicated above, the Company is dependent upon some of its customers for billing data related to the amount of electricity and steam sold and delivered during the month. For the most part, the collection of this data is done mechanically rather than electronically. Only data storage is managed electronically. The collection of this data also occurs within the control systems of the Company's various facilities. The Company has requested that the control system vendors audit their software to identify any potential Year 2000 issues and provide recommendations for alleviating any potential problems. This process has been completed for all of the Company's facilities and the various solutions have been implemented. The Company does not believe that any further upgrades, if necessary, will be material to its financial condition or results of operation.

         YEAR 2000 ISSUES RELATING TO THIRD PARTIES. As described above, the Company, in some cases, is dependent upon certain customers to provide billing data. However, the Company also captures and processes this data as a redundancy. The Company's control systems have been upgraded as described above and the Company does not believe that any loss of data will occur due to a Year 2000 issue. In addition, the Company's third parties are major utilities and sophisticated industrial concerns who are participants in sophisticated Year 2000 readiness programs. The Company has participated in numerous vendor surveys to determine the readiness of various Company systems for any potential Year 2000 issues. In addition, the Company has obtained written disclosure from a number of vendors relating to their Year 2000 preparedness.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Company's costs to review and assess the Year 2000 issue have not been material. The Company believes that its future costs to implement Year 2000 solutions will also be immaterial to the financial statements.

         THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

         The Company believes that its most likely Year 2000 worst case scenario would be the loss of billing data to utilities and industrial companies which purchase the Company's electricity and steam. This billing information, as explained above, is also captured by the Company's control systems at its various facilities.

         THE COMPANY'S CONTINGENCY PLANS

         As described above, the contingency plan for the loss of billing data is to use the data provided by the Company's internal control systems which are in the process of being upgraded to eliminate any Year 2000 issues.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company adopted the statement in 1998. The adoption had no affect on the Company's results of operations, cash flows or financial position.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. As required, the Company adopted the disclosure requirements for annual financial statements in 1998. The interim reporting requirements will be adopted beginning with the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1999.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For the purposes of this SOP, start-up activities are broadly defined as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities are also defined to include activities related to organizing a new entity. The Company assessed the impact and adopted SOP 98-5 as of December 31, 1998, and determined it to be immaterial to the consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999 (fiscal year 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management has not yet determined the impact that adoption of SFAS No. 133 will have on its earnings or financial position, but it may increase earnings volatility.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's market risk is primarily impacted by changes in interest rates and changes in natural gas prices.

         The Company's strategy is to mitigate fuel supply price risk at the facilities through the use of several methods. At the Newark and Parlin Projects, the customer is responsible for natural gas supply and delivery. The customer is the fuel manager at the Morris Project with all costs of supplying gas treated as pass-through to the customer. The Pryor Project bases sales prices of energy on the weighted average cost of fuel. The Gray's Ferry Project has obtained fuel supply contracts to limit risk of fluctuating fuel prices. The Company does not hold or issue derivative instruments to hedge future fuel price fluctuations.

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. The information is presented in U.S. dollar equivalents, which is the reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars ($US) and British Sterling (L), as indicated in parentheses.


                                                              Expected Maturity Date
                               --------------------------------------------------------------------------------------

   (DOLLARS IN THOUSANDS)        1999       2000       2001      2002       2003     Thereafter   Total      Fair
                                                                                                             Value

                                                                 (US$ Equivalent)
                               --------------------------------------------------------------------------------------
        Liabilities
----------------------------
Long-Term Debt:

Variable Rate ($US)            $ 13,901   $ 39,958   $ 22,401  $ 19,861   $ 19,148   $169,415   $284,684   $284,684
  Average Interest Rate            7.94%      8.19%      8.29%     7.98%      8.15%      6.63%      7.24%

Fixed Rate (UK Sterling)       $     25   $     28   $     31  $     34   $     38   $    256   $    412   $    412
Average Interest Rate             10.27%     10.27%     10.27%    10.27%     10.27%     10.27%     10.27%

                               --------------------------------------------------------------------------------------

 Interest Rate Derivatives
----------------------------

Variable to Fixed ($US)        $  4,805   $  4,301   $  5,231  $  5,464   $  4,650   $ 43,013   $ 67,464   $  6,060
  Average Pay Rate                 6.90%      6.90%     6.90%      6.90%      6.90%      6.90%      6.90%
  Average Receive Rate             6.13%      6.13%     6.13%      6.13%      6.13%      6.13%      6.13%


         The average interest on debt outstanding was 7.71% during 1998. For additional information concerning the Company's debt obligations, please see Notes 9 and 10 to the Company's Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-24 immediately following the signature page of this Annual Report on Report on Form 10-K, and is incorporated herein by reference:



         Report of Independent Accountants .................................................................... F-1

         Financial Statements:
              Consolidated Balance Sheets as of December 31, 1998 and 1997 .................................... F-2

              Consolidated  Statements of  Operations  for the years ended  December 31, 1998,  December 31,
              1997, the six months ended December 31, 1996 and the year
              ended June 30, 1996 ............................................................................. F-3

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
              December 31, 1998, December 31, 1997, the six months ended December 31,
              1996 and the year ended June 30, 1996 ........................................................... F-4

              Consolidated Statements of Cash Flows for the years ended December 31,
              1998, December 31, 1997, the six months ended December 31,
              1996 and the year ended June 30, 1996 ........................................................... F-5

              Notes to Consolidated Financial Statements ......................................... F-6 through F-28



         See item 14(a)(2) for the audited financial statements of the Grays Ferry Partnership and the Independent Accountants Report thereon.

         All other supplementary financial information has been omitted because of the absence of the conditions under which it is required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing under the heading "Proposal One: Election of Directors" and the subheadings "Executive Officers of CogenAmerica" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the annual meeting of shareholders of the Company, scheduled to be held on May 20, 1999, is incorporated herein by references.


ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under the headings "Report of the Compensation Committee on Executive Compensation," "Performance Graph," "Executive and Director Compensation," and "Related Party Transactions" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the subheading "Compensation Committee Interlocks and Insider Participation" and the heading "Related Party Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report.

1.       FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its Subsidiaries and report of independent auditors thereon are included as Pages F-1 through F-24 immediately following the signature page of this Annual Report on Report on Form 10-K.

Index to Consolidated Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 1998 and December 31,
         1997

         Consolidated Statements of Operations for the years ended December 31, 1998, December 31, 1997, the six months ended December 31, 1996 and for the year ended June 30, 1996

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, December 31, 1997, the six months ended December 31, 1996 and for the year ended June 30, 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1997, the six months ended December 31, 1996 and for the year ended June 30, 1996

         Notes to Consolidated Financial Statements

2.       FINANCIAL STATEMENT SCHEDULES

         Financial Statements for the years ended December 31, 1998 and 1997 and Independent Accountants Report for the Grays Ferry Cogeneration Partnership

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.       EXHIBITS

         The "Index to Exhibits" following the Consolidated Financial Statements of the Company and its subsidiaries is incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the last quarter of the calendar year ended December 31, 1998:

         1. Current Report on Form 8-K dated November 12, 1998 reporting information under Item 5.

         2. Current Report on Form 8-K dated October 26, 1998 reporting information under Item 5.

         3. Current Report on Form 8-K dated October 8, 1998 reporting information under Items 2 and 7.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COGENERATION CORPORATION OF AMERICA


     Date: March 26, 1999   /s/ TIMOTHY P. HUNSTAD
                            ---------------------------------------------------
                            By:      Timothy P. Hunstad
                            Title:   Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE                                     TITLE                                DATE
              ---------                                     -----                                -----
/s/ JULIE A. JORGENSEN                              Interim President and                   March 26, 1999
------------------------------------
By:  Julie A. Jorgensen                     Chief Executive Officer and Director

/s/ TIMOTHY P. HUNSTAD                               Vice President and                     March 26, 1999
------------------------------------
By:  Timothy P. Hunstad                           Chief Financial Officer
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ DAVID H. PETERSON                        Chairman of the Board of Directors             March 26, 1999
------------------------------------
By:  David H. Peterson

/s/ LAWRENCE I. LITTMAN                                   Director                           March 26, 1999
------------------------------------
By:  Lawrence I. Littman

/s/ CRAIG A. MATACZYNSKI                                  Director                          March 26, 1999
------------------------------------
By:  Craig A. Mataczynski

/s/ MICHAEL A. O'SULLIVAN                                 Director                           March 26, 1999
------------------------------------
By: Michael A. O'Sullivan

/s/ SPYROS S. SKOURAS, JR.                                Director                          March 26, 1999
------------------------------------
By:  Spyros S. Skouras, Jr.

/s/ CHARLES J. THAYER                                     Director                           March 26, 1999
------------------------------------
By:  Charles J. Thayer

/s/ RONALD J. WILL                                        Director                          March 26, 1999
------------------------------------
By:  Ronald J. Will

COGENERATION CORPORATION OF AMERICA
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

            REPORT OF INDEPENDENT ACCOUNTANTS


            To the Stockholders and Board of Directors of Cogeneration Corporation of America

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cogeneration Corporation of America and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            As discussed in Note 1 to the consolidated financial statements, on April 30, 1996, the Company, formerly known as O'Brien Environmental Energy, Inc., was reorganized and emerged from bankruptcy.



            PricewaterhouseCoopers LLP
            Minneapolis, Minnesota
            March 19, 1998


COGENERATION CORPORATION OF AMERICA
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                               DECEMBER 31,          DECEMBER 31,
                                                                                  1998                   1997
                                                                             ----------------      ----------------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                 $          3,568      $          3,444
   Restricted cash and cash equivalents                                                12,135                 8,527
   Accounts receivable, net                                                            14,326                11,099
   Receivables from related parties                                                       130                    87
   Notes receivable                                                                        --                    27
   Inventories                                                                          2,683                 2,134
   Other current assets                                                                   640                 1,022
                                                                             ----------------      ----------------
       Total current assets                                                            33,482                26,340
Property, plant and equipment, net                                                    244,040               127,574
Projects under development                                                                 --                46,376
Investments in equity affiliates                                                       18,179                13,381
Deferred financing costs, net                                                           6,503                 5,643
Deferred tax assets, net                                                                   --                 7,996
Other assets                                                                           16,470                   584
                                                                             ----------------      ----------------
       Total assets                                                          $        318,674      $        227,894
                                                                             ----------------      ----------------
                                                                             ----------------      ----------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of loans and payables due NRG Energy                      $          7,020      $          2,864
   Current portion of nonrecourse long-term debt                                        8,060                 7,106
   Current portion of recourse long-term debt                                           1,550                 1,914
   Short-term borrowings                                                                1,887                 1,313
   Accounts payable                                                                     8,800                 5,136
   Prepetition liabilities                                                                803                   775
   Other current liabilities                                                            4,227                 3,083
                                                                             ----------------      ----------------
       Total current liabilities                                                       32,347                22,191

Loans due NRG Energy                                                                   36,123                 4,439
Nonrecourse long-term debt                                                            189,848               143,697
Recourse long-term debt                                                                45,225                46,323
Deferred tax liabilities, net                                                           2,793                    --
Other liabilities                                                                       8,525                15,446
                                                                             ----------------      ----------------
       Total liabilities                                                              314,861               232,096

Stockholders' equity (deficit):
   Common stock, par value $.01, 50,000,000 shares
   authorized; 6,871,069 and 6,836,769 shares issues
   and outstanding, respectively                                                           68                    68
   Additional paid-in capital                                                          65,715                65,715
   Accumulated deficit                                                                (61,590)              (69,592)
   Accumulated other comprehensive income (loss)                                         (380)                 (393)
                                                                             ----------------      ----------------
       Total stockholders' equity (deficit)                                             3,813                (4,202)
                                                                             ----------------      ----------------
       Total liabilities and stockholders' equity (deficit)                  $        318,674      $        227,894
                                                                             ----------------      ----------------
                                                                             ----------------      ----------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


COGENERATION CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                      Six Months
                                               Year Ended          Year Ended            Ended             Year Ended
                                              December 31,        December 31,        December 31,          June 30,
                                                  1998                1997                1996                1996
                                             --------------      -------------       -------------       -------------
Energy revenues                              $       52,216      $      43,210       $      21,669       $      66,623
Equipment sales and services                         19,342             19,415              15,607              25,344
Rental revenues                                       2,438              2,179               1,062               1,895
Development fees and other                               --                 --               1,578               2,685
                                             --------------      -------------       -------------       -------------
                                                     73,996             64,804              39,916              96,547

Cost of energy revenues                              23,462             14,841               7,229              45,663
Cost of equipment sales and services                 16,929             17,037              12,365              22,153
Cost of rental revenues                               1,954              1,817                 834               1,406
Cost of development fees and other                       --                 --               1,559               2,531
                                             --------------      -------------       -------------       -------------
                                                     42,345             33,695              21,987              71,753
                                             --------------      -------------       -------------       -------------

Gross profit                                         31,651             31,109              17,929              24,794
Selling, general and administrative
  expenses                                            9,415              9,479               6,149              12,612
Provision for impaired assets                            --              5,274                  --                 180
                                             --------------      -------------       -------------       -------------

Income (loss) from operations                        22,236             16,356              11,780              12,002

Interest and other income                             1,715              1,205                 251                 508
Reorganization costs                                     --                 --                  --             (12,101)
Interest and debt expense                           (15,855)           (14,768)             (7,681)            (18,646)
Equity in earnings of affiliates                      4,784                105                 162                  61
                                             --------------      -------------       -------------       -------------

Income (loss) before income taxes                    12,880              2,898               4,512             (18,176)
Provision for income taxes (benefit)                  4,878            (20,454)               (268)               (463)
                                             --------------      -------------       -------------       -------------

Income (loss) before extraordinary item               8,002             23,352               4,780             (17,713)
Extraordinary item, net of income taxes                  --                 --               1,643                  --
                                             --------------      -------------       -------------       -------------

Net income (loss)                            $        8,002      $      23,352       $       6,423       $     (17,713)
                                             --------------      -------------       -------------       -------------

Basic earnings (loss) per share:
   Before extraordinary item                 $         1.17      $        3.59       $        0.75       $       (4.24)
   Extraordinary item                                    --                 --                0.25                  --
                                             --------------      -------------       -------------       -------------
                                             $         1.17      $        3.59       $        1.00       $      (4.24)
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------
Diluted earnings (loss) per share:
   Before extraordinary item                 $         1.15      $        3.48       $        0.74       $      (4.24)
   Extraordinary item                                     -                  -                0.25                   -
                                             --------------      -------------       -------------       -------------
                                             $         1.15      $        3.48       $        0.99       $      (4.24)
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------
Weighted average shares outstanding
  Basic                                               6,837              6,511               6,430               4,182
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------
  Diluted                                             6,966              6,725               6,463               4,182
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


COGENERATION CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                                     ACCUMULATED
                                                                            ADDITIONAL       ACCUMU-       OTHER COM-      TOTAL
                                                 COMMON         PREFERRED    PAID-IN          LATED        PREHENSIVE  STOCKHOLDERS'
                                                  STOCK           STOCK      CAPITAL         DEFICIT      INCOME (LOSS)   EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                          $    169       $       --      $41,353        $(81,654)      $ (626)    $(40,758)

Net loss                                              --               --           --         (17,713)          --      (17,713)
Currency translation adjustment                       --               --           --              --         (223)        (223)
                                                                                                                          ------
         Comprehensive Income (Loss)                                                                                     (17,936)
Plan of reorganization:
  Purchase of common stock by NRG Energy              27               --       21,151              --           --       21,178
  Exchange class A and B common stock
    for new common shares, retire
    treasury shares                                 (132)              --           68              --           64           --
  Issue preferred shares to Wexford                   --               49        4,908              --           --        4,957
Redemption of preferred shares                        --              (49)      (4,908)             --           --       (4,957)
Preferred dividends                                   --               --          (57)             --           --          (57)
                                                --------       ----------   ----------      ----------      -------    ---------
Balance, June 30, 1996                                64               --       62,515         (99,367)        (785)     (37,573)

Net income                                            --               --           --           6,423           --        6,423
Currency translation adjustment                       --               --           --              --          433          433
                                                                                                                       ---------
         Comprehensive Income (Loss)                                                                                       6,856
Payment received on treasury stock
    resulting from reorganization                     --               --          105              --           --          105
Issue restricted stock                                --               --           99              --           --           99
                                                --------       ----------   ----------      ----------      -------    ---------
Balance, December 31, 1996                            64               --       62,719         (92,944)        (352)     (30,513)

Net income                                            --               --           --          23,352           --       23,352
Currency translation adjustment                       --               --           --              --          (41)         (41)
                                                                                                                        ---------
         Comprehensive Income (Loss)                                                                                      23,311
NRG Energy conversion of
    stock option                                       4               --        2,996              --           --        3,000
                                                --------       ----------   ----------      ----------      -------    ---------
Balance, December 31, 1997                            68               --       65,715         (69,592)        (393)      (4,202)
Net income                                            --               --           --           8,002           --        8,002
Currency translation adjustment                       --               --           --              --           13           13
                                                                                                                       ---------
         Comprehensive Income (Loss)                                                                                       8,015
                                                --------       ----------   ----------      ----------      -------    ---------
Balance, December 31, 1998                      $     68       $       --      $65,715        $(61,590)       $(380)    $  3,813
                                                --------       ----------   ----------      ----------      -------    ---------
                                                --------       ----------   ----------      ----------      -------    ---------


COGENERATION CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                              SIX MONTHS
                                                                YEAR ENDED     YEAR ENDED        ENDED        YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      JUNE 30,
                                                                   1998           1997           1996            1996
                                                               ---------      ---------       ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                           $   8,002      $  23,352       $   6,423      $ (17,713)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item, net of income taxes                          --             --          (1,643)            --
     Depreciation and amortization                                 9,791          7,840           4,869          9,441
     Deferred tax (benefit) expense                                3,589        (21,400)           (778)          (904)
     Provision for impaired assets                                    --          5,274              --            180
     Gain on disposition of property and equipment                    --            756              59             --
     Equity in earnings of affiliates                             (4,784)            --              --             --
     (Gain) on disposal of business                                 (807)            --              --             --
     Bankruptcy professional fees accrued                             --             --              --            432
     Other, net                                                       --           (212)            148           (216)
     Changes in operating assets and liabilities:
       Accounts receivable                                        (3,453)           772          (1,011)           730
       Inventories                                                  (931)           621             (13)           615
       Receivables from related parties                              (43)            97             275            223
       Other assets                                                  416            178            (277)            --
       Payables to related parties                                  (135)            --              --             --
       Accounts payable and other current liabilities              5,926           (289)         (6,996)          (838)
                                                               ---------      ---------       ---------      ---------
           Net cash provided by (used in) operating
             activities                                           17,571         16,989           1,056         (8,050)
                                                               ---------      ---------       ---------      ---------

Cash flows from investing activities:
   Capital expenditures and project development costs            (73,406)        (5,858)         (1,315)        (1,783)
   Proceeds from sale of property and equipment                      686            552             104             --
   Proceeds from sale of subsidiaries and projects                 2,000             --              --          7,500
   Investment in equity affiliates                                    --        (10,000)             --             --
   Collections on notes receivable                                    24          1,175              10            816
   Withdrawals from (deposits into) restricted cash
      accounts - net                                              (3,578)          (353)            545         (5,156)
   Other, net                                                         --             --            (120)           227
                                                               ---------      ---------       ---------      ---------

       Net cash (used in) provided by investing activities       (74,274)       (14,484)           (776)         1,604
                                                               ---------      ---------       ---------      ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                   55,744         24,582          95,000         60,226
   Proceeds from NRG Energy loans                                 12,027         10,000              --        128,078
   Repayments of NRG Energy loans                                     --        (16,949)        (86,035)       (26,398)
   Repayments of long-term debt                                  (10,142)       (16,857)         (6,098)       (92,816)
   NRG Energy capital contribution                                    --             --              --         21,178
   Net (repayments) proceeds of short-term borrowings                574         (1,072)            595            193
   Payments on prepetition liabilities                                --         (1,762)         (4,660)       (73,483)
   Deferred financing costs                                       (1,376)          (190)         (1,121)        (4,579)
   Payment received on treasury stock resulting from
     reorganization                                                   --             --             105             --
   Issuance of restricted stock                                       --             --              99             --
   Redemption of and dividends on preferred shares                    --             --              --         (5,014)
                                                               ---------      ---------       ---------      ---------
       Net cash (used in) provided by financing activities        56,827         (2,248)         (2,115)         7,385
                                                               ---------      ---------       ---------      ---------

Net increase (decrease) in cash and cash equivalents                 124            257          (1,835)           939
Cash and cash equivalents at beginning of year                     3,444          3,187           5,022          4,083
                                                               ---------      ---------       ---------      ---------
Cash and cash equivalents at end of year                       $   3,568      $   3,444       $   3,187      $   5,022
                                                               ---------      ---------       ---------      ---------
                                                               ---------      ---------       ---------      ---------

Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities:
     Acquisition of subsidiary financed with long-term
       debt from NRG Energy                                    $  23,890      $      --       $      --      $      --
     Capital expenditures included in other liabilities            6,230         15,446              --             --
     Conversion of NRG Energy debt to common stock                    --          3,000              --             --
   Interest paid                                                  18,160         15,887          12,472         18,926
   Income taxes paid                                               2,024          1,477             495            110


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FOR DEFINITIONS OF CERTAIN CAPITALIZED TERMS USED BUT NOT DEFINED IN THESE NOTES TO FINANCIAL STATEMENTS, PLEASE SEE THE SELECTED DEFINITIONS THAT IMMEDIATELY PRECEDE ITEM 1.

1.   Business and Emergence from Bankruptcy

Cogeneration Corporation of America ("CogenAmerica" or the "Company"), formerly known as NRG Generating (U.S.) Inc., is an independent power producer pursuing "inside-the-fence" cogeneration projects in the U.S. The Company is engaged primarily in the business of developing, owning and managing the operation of cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. The Company is currently focusing on natural gas-fired cogeneration projects with long-term contracts for substantially all of the output of such projects. In addition, the Company sells and rents power generation and standby/peak shaving equipment and services.

On April 30, 1996, O'Brien Environmental Energy, Inc. ("O'Brien"), the formerly named parent company, emerged from bankruptcy pursuant to the Plan submitted by NRG Energy, Inc. ("NRG Energy"), the O'Brien Official Committee of Equity Security Holders and Wexford Management Corporation ("Wexford") and approved by the U.S. Bankruptcy Court for the District of New Jersey (the "Court"). The Plan awarded NRG Energy the rights to acquire a 41.86% equity interest in the Company and generally provided for full and immediate payment of all undisputed prepetition liabilities and included a provision for post-petition interest. O'Brien was renamed on the April 30, 1996 closing date to NRG Generating (U.S.) Inc.

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

On April 30, 1996, NRG Energy funded approximately $107,418 in accordance with the Plan and O'Brien's existing Class A and Class B common stock was canceled and became exchangeable for 3,764,457 (58.14%) shares of new common stock. The NRG Energy funding was comprised of: $71,240 advanced under the terms of three loan agreements; $21,178 to purchase 2,710,357 (41.86%) of new common stock; $7,500 for the purchase of ten wholly-owned subsidiaries of O'Brien; and $7,500 deposited with the Company's stock transfer agent representing a cash distribution of approximately $0.44 per share by NRG Energy to O'Brien's Class A and Class B common stockholders.

On April 30, 1996 the Company also issued 49,574 shares of series A, 13.5% cumulative preferred stock to Wexford in satisfaction of $4,957 of prepetition unsecured claims allowed by the Court. The preferred shares were redeemed by the Company in May 1996 for $4,957 plus $57 in dividends.

The funds received from NRG Energy were disbursed according to the Plan's terms which generally provided for full payment (or cure/reinstatement) of all undisputed prepetition liabilities including the payment of post-petition interest on most prepetition obligations. Additionally, disbursements were made to certain creditors of subsidiary companies whose obligations were not included in prepetition liabilities and for professional fees incurred during the bankruptcy proceedings. Certain other bankruptcy claims filed with the Court remain in dispute and are classified on the balance sheet as

"prepetition liabilities." An escrow fund has been established to fully reserve the remaining disputed claims submitted to the Court. Any remaining escrow funds resulting from the Court disallowing any disputed claims will be disbursed pro rata to all reinstated creditor claimholders as additional post-petition interest.

In accordance with the Plan, on April 30, 1996 the Company and Wexford entered into a Liquidating Asset Management Agreement whereby Wexford agreed to assist the Company with the possible liquidation of certain specified assets consisting of (a) the Company's equipment sales, rental and services business operated by its subsidiaries OES and PUMA, (b) the PWD Project, (c) certain unused equipment, and (d) American Hydrotherm Corporation ("American Hydrotherm") and two other related subsidiaries. During 1996 and 1997, the unused equipment, American Hydrotherm and the two other related subsidiaries were sold or otherwise disposed. In the fourth quarter of 1997, the board of directors decided to retain the PWD Project and determined that the equipment sales, rental and services business is not a part of the Company's strategic plan for the future and would be disposed. Consistent with the board of directors' determination to exit this business, OES was sold in November 1998 (see Note 6) and possible alternatives for the disposition of PUMA continued to be pursued. In accordance with the agreement and as approved by the Court, the Company paid Wexford $1,219, and $281 in compensation for services during the year ended December 31, 1997 and six months ended December 31, 1996.

2.   Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of all majority-owned subsidiaries and all significant intercompany balances and transactions have been eliminated. Investments in companies, partnerships and projects that are more than 20% but less than majority-owned are accounted for by the equity method.

Effective July 1, 1996, the Company changed its year end from June 30 to December 31. The Company filed a transition Report on Form 10-K for the period July 1, to December 31, 1996. The periods presented in the Company's consolidated statements of operations, stockholders' equity (deficit) and of cash flows are for the twelve months ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the twelve months ended June 30, 1996. The twelve months ended June 30, 1996 are sometimes referred to in these Notes to Consolidated Financial Statements as fiscal 1996.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The cost of property, plant and equipment, net of estimated salvage value is depreciated using the straight-line method over the useful lives of the assets which range from five to thirty years. It is reasonably possible that the estimated useful lives or salvage values could differ materially in the near term from the amounts assumed in arriving at current depreciation expense. These estimates are affected by such factors as the Company's overhaul, repair and maintenance activities, the ability of the Company to continue selling electricity and steam to customers under existing long-term contracts, changes in estimated prices of electricity and steam as well as alternative sources of energy and changes in the regulatory environment.

Cost of maintenance and repairs is charged to expense as incurred. Betterments and improvements are capitalized. During the years ended December 31, 1998 and 1997, the Company capitalized interest in connection with the construction of power plants of $4,465 and $744, respectively. No interest was capitalized during the six months ended December 31, 1996 or the year ended June 30, 1996.

PROJECT DEVELOPMENT COSTS

Project development costs consist of fees, licenses, permits, site testing, bids and other charges, including employee costs, incurred incidental to specific projects under development. Project development costs are expensed in any period in which management determines the costs to be unrecoverable.

DEFERRED FINANCING COSTS

Financing costs are deferred and amortized on a straight-line basis over the term of the related debt, which is comparable to results using the effective interest method. Interest expense includes amortization of $516, $407, $199, and $1,480 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively. Accumulated amortization was $1,101 and $585 at December 31, 1998 and 1997, respectively.

OTHER ASSETS

Other assets include $16,470 (net of accumulated amortization of $110) at December 31, 1998 for capitalized project development costs related to the Morris Project. The capitalized project development costs are amortized by the straight-line method over the 25-year life of the project.

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

CONCENTRATION OF CREDIT RISK

The Company primarily sells electricity and steam to industrial and commercial users and public utilities under long-term agreements. The Company also sells, rents and services power generation equipment to various entities worldwide. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

RECLASSIFICATIONS

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no impact on previously reported net income or stockholders' equity (deficit).

3.   New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company adopted the statement in 1998 and displays comprehensive income on its consolidated statement of stockholders' equity (deficit). The Company's comprehensive income is comprised of net income and foreign currency translation adjustments.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued tot he public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. The Company adopted the disclosure requirements for annual financial statements in 1998. The interim reporting requirements will be adopted beginning with the Company's quarterly report on Form 10-Q for the quarter ending March 31, 1999.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting the Costs of Start-Up Activities," which is effective for financial statements for fiscal years beginning after December 15, 1998. For purposes of this SOP, start-up activities are broadly defined as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities are also defined to include activities related to organizing a new entity. The Company assessed the impact and adopted SOP 98-5 as of December 31, 1998, and determined it to be immaterial to the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999 (fiscal year 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management has not yet determined the impact that adoption of SFAS No. 133 will have on its earnings or financial position, but it may increase earnings volatility.

4.   Restricted Cash and Cash Equivalents

Cash and cash equivalents that are not fully available for use in operations are classified as restricted. Restricted cash and cash equivalents relate primarily to debt service reserve accounts required by the nonrecourse project debt agreements for CogenAmerica Newark, CogenAmerica Parlin and CogenAmerica Morris and to bankruptcy escrow accounts.

Restricted cash and cash equivalents consist of the following:

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                              -----------           -----------
     Bankruptcy escrow accounts                                               $       803           $       770
     Debt service reserve accounts                                                 11,332                 7,757
                                                                              -----------           -----------
                                                                              $    12,135           $     8,527
                                                                              -----------           -----------
                                                                              -----------           -----------

5.   Property, Plant and Equipment

Property, plant and equipment consists of the following:



                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                             -------------         -------------
     Plant and equipment                                                     $     291,098         $     169,839
     Furniture and fixtures                                                            297                   687
     Land, buildings and improvements                                                  464                 1,528
     Other equipment                                                                    --                    37
                                                                             -------------         -------------
                                                                                   291,859               172,091
     Accumulated depreciation and amortization                                     (47,819)              (44,517)
                                                                             -------------         -------------
                                                                             $     244,040         $     127,574
                                                                             -------------         -------------
                                                                             -------------         -------------


Depreciation expense was $8,581, $7,320, $3,626 and $7,858, for the years ended December 31, 1998, 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively.

Plant and equipment relates primarily to the Newark, Parlin, Morris and Pryor cogeneration projects and the PWD Project standby facility.

The Newark Project consists of a 58 MW cogeneration power plant in Newark, New Jersey which commenced operations in November 1990 and is supplying electricity and steam pursuant to 25-year supply contracts. The Project is a qualifying facility as defined in the Public Utility Regulatory Policies Act of 1978.

The Parlin Project consists of a 122 MW cogeneration power plant in Parlin, New Jersey which commenced operations in June 1991 and is supplying up to 114 MW of electricity pursuant to a 20-year electric supply contract and steam pursuant to a 30-year supply contract. Parlin relinquished its claim to QF status and filed rates as a public utility under the Federal Power Act. However, Parlin has been determined to be an exempt wholesale generator (EWG). The Parlin project has also changed from a full base load operation to a partial base load/partial dispatchable project.

The Morris Project consists of a 117 MW cogeneration power plant in Morris, Illinois which commenced operations in November 1998 and is supplying electricity and steam pursuant to 25 year supply contracts. The Morris Project is a qualifying facility as defined in the Public Utility Regulatory Policies Act of 1978.

The Pryor Project was acquired in October 1998 and consists of a 110 MW cogeneration power plant in Pryor, Oklahoma. The Pryor Project sells 110 MW of capacity and varying amounts of energy to Oklahoma Gas and Electric Company under a contract through 2007 and steam to a number of industrial users under contracts with various termination dates ranging from 1998 and 2007. In addition, the Pryor Project sells varying amounts of energy to the Public Service of Oklahoma at its avoided cost. The Pryor Project is a qualifying facility as defined in the Public Utility Regulatory Policies Act of 1978.

The PWD Project is a 22 MW standby/peak shaving facility in Philadelphia, Pennsylvania which commenced operations in September 1993 and is supplying electricity pursuant to 20-year supply contracts. The Company owns an 83% interest in this project.

6.  Acquisitions and Divestitures

PRYOR PROJECT

On October 9, 1998, CogenAmerica Pryor, a wholly-owned subsidiary of CogenAmerica, acquired from Mid Continent Power Company, L.L.C. ("MCPC") all of the issued and outstanding stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the owner of the Pryor Project. MCPC is owned 50% by NRG Energy and 50% by parties affiliated with Decker Energy International, Inc. The purchase price was approximately $23,900, including related acquisition costs, and was financed with borrowings from NRG Energy (See Note 10). The acquisition was accounted for by the purchase method. Accordingly, the operating results of OLAC have been included in the Company's consolidated financial statements since the date of acquisition.

The following unaudited pro forma consolidated financial information assumes the acquisition had occurred on January 1 of each year:

                                                               YEAR ENDED                          YEAR ENDED
                                                            DECEMBER 31, 1998                   DECEMBER 31, 1997
                                                            -----------------                   -----------------
                  Revenues                                      $86,784                          $74,943
                  Net Income                                    $ 7,158                          $19,955
                  Earnings per share:
                    Basic                                       $  1.05                          $  3.06
                    Diluted                                     $  1.03                          $  2.97


The pro forma consolidated results are not indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each period presented, nor are they necessarily indicative of results that will be obtained in the future.

MORRIS PROJECT

On December 29, 1997, CogenAmerica Funding, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding stock of Morris LLC from NRG Energy for a purchase price of $5,000. At the date of acquisition, Morris LLC had no operations, but was developing and constructing the 117 MW cogeneration facility referred to as the Morris Project. As part of the acquisition, the Company assumed all of the rights and obligations held by NRG Energy related to the development, construction and financing of the Morris Project, including those under the engineering, procurement and construction contract, the construction and term loan agreement (see Note 10), the power purchase agreement and various other project agreements and documents. The acquisition was accounted for by the purchase method. The purchase price was capitalized and included in "projects under development" on the balance sheet as of December 31, 1997. During 1998 the capitalized cost was reclassified to "other assets" and are being amortized over the 25-year life of the Morris Project.

OES

In November 1998, the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The sales price was $2,000 and the Company recorded a pre-tax gain of approximately $800 on the sale.

7.   Investments in Equity Affiliates

Investments in equity affiliates consist of the following:

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                               -----------           -----------
     Grays Ferry (33% owned)                                                  $    17,603           $    12,845
     PoweRent Limited (50% owned)                                                     576                   536
                                                                              -----------           -----------
                                                                              $    18,179           $    13,381
                                                                               -----------           -----------
                                                                               -----------           -----------

GRAYS FERRY

CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, has a one-third partnership interest in the Grays Ferry Partnership. The other partners are affiliates of PECO Energy Company and Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through 2022 and two 20-year contracts ("PPAs") to supply all of the electricity produced by the project to PECO through 2017.

The Company accounts for its investment in the Grays Ferry Partnership by the equity method. The Company's equity in earnings of the partnership was $4,758 in 1998. Grays Ferry commenced commercial operation in January 1998 and therefore had no earnings prior to 1998. The Company and the Grays Ferry Partnership are in litigation with PECO Energy Company over the validity of the PPAs (see Note
8).

Summarized financial information of Grays Ferry for 1998 is presented below:

Net revenues                  $78,126        Current Assets           $ 33,393
Cost of sales                 $39,274        Noncurrent assets        $150,771
Operating income              $26,304        Current Liabilities      $133,426
Partnership net income        $15,295        Nonwarrant liabilities   $     --

POWERENT LIMITED

PoweRent Limited ("PoweRent") is a 50% owned United Kingdom company that sells and rents power generation equipment. The Company accounts for its investment by the equity method. In 1997 the Company recorded a charge of $500 to reduce the carrying value of its investment in PoweRent (see Note 14).

8.   Contingencies

In March 1998 PECO asserted that its PPAs with the Grays Ferry Partnership are not effective based on an alleged denial of cost recovery by the Pennsylvania Public Utility Commission. PECO claims that it is not obligated to pay the rates set forth in the agreements. PECO has further taken the position that, in any event, its total liability under each of the two PPAs is limited to $25,000 ($50,000 in the aggregate) by the terms of such agreements. The Company and the Grays Ferry Partnership are in litigation with PECO over its obligations under such agreements. They are seeking actual and punitive damages plus attorneys' fees and costs. After initially refusing to pay the rates set forth in the PPAs and making payments for the electricity purchased from the Grays Ferry Project at substantially lower rates, PECO was ordered by the court in which the litigation is pending to comply with the PPAs pending the outcome of the litigation. Following the court order, PECO resumed paying under protest the full contract rates and, as of December 31, 1998, has paid all amounts due under the applicable PPAs. Through December 31, 1998, the Grays Ferry Partnership has recorded revenue of approximately $34,500 from PECO, which PECO claims it was not obligated to pay. On March 9, 1999 the court issued an order for partial summary judgment in favor of the Grays Ferry Partnership, ruling that PECO's attempted termination of the Grays Ferry PPAs was improper. A trial date of March 29, 1999 has been established to determine damages owed to the Grays Ferry Partnership and to decide the remaining litigated claims.

Due to PECO's actions, the Grays Ferry Partnership defaulted in the payment of certain interest due under its principal credit agreement, which default has since been cured, and the Grays Ferry Partnership continues to be in default under other provisions of such credit agreement. As a result of such continuing default, the lenders under the credit agreement have the ability generally to prevent the Grays Ferry Partnership from distributing or otherwise disbursing cash held or generated by the Grays Ferry Project. These rights, if exercised by the lenders, could prevent the Grays Ferry Partnership from meeting its obligations to suppliers and others and from disbursing or otherwise distributing cash to its partners during the pendency of the litigation. Any of these actions by the Grays Ferry Partnership's lenders could materially disrupt the Grays Ferry Partnership's relations with its suppliers and could have other potentially material adverse effects on its operations and profitability and, ultimately, on the Company's earnings and financial position. While the Grays Ferry Partnership's lenders have allowed the partnership to meet its obligations to suppliers, the partnership received a notice of default from the lenders on June 22, 1998, for the failure to timely convert the loan used for construction purposes to a term loan. This failure occurred due to the event of default created by the alleged termination of the PPAs by PECO and due to the inability of the Grays Ferry Partnership to declare either provisional or final acceptance of the Grays Ferry Project due to the existence of certain unresolved issues between the Grays Ferry Partnership and Westinghouse Electric Corporation ("Westinghouse") regarding completion and testing of the Grays Ferry Project. These issues between the partnership and Westinghouse are the subject of an ongoing arbitration proceeding. Until there is a satisfactory resolution of the litigation with PECO, the lenders will not allow distributions for the payment of subordinated fees, payments to the subordinated debt lender or equity distributions to the partners. In lieu of making these payments, the Grays Ferry Partnership will be required to apply such amounts to the repayment of the loan. The Company further expects that at the time the litigation is resolved the loan will be restructured.

Although the Company does not believe it likely PECO's position ultimately will be sustained, the Company believes that upon such event the Grays Ferry Partnership would cease to be economically viable as currently structured and the Company's earnings and financial position could be materially adversely effected in various respects. Such effects could include, without limitation, a material adjustment to the value of the Company's investment in the Grays Ferry Project, the loss of future income and cash flows form the project and other material costs which would not be recovered.

In January 1999 the Morris facility experienced two unscheduled outages which resulted in service and business interruptions to Equistar. The Company, Equistar and NRG Energy, as provider of construction management services and operation and maintenance services, are currently investigating the matter and are examining their respective rights and obligations with respect to each other and with respect to potentially responsible third parties, including insurers. The Company's investigation and discussions with Equistar are continuing. The Company does not believe that there will be a material adverse impact on the financial statements, however, no assurance can be given as to the ultimate outcome of this matter.

9.   Short-Term Borrowings

Short-term borrowings consist of amounts owed financial institutions under lines of credit, primarily in the United Kingdom. The Company has aggregate lines of credit of approximately $2,000 of which approximately $1,887, and $1,313 was outstanding at December 31, 1998 and 1997, respectively. The respective weighted average interest rates on short-term borrowings as of December 31, 1998 and 1997, respectively, were approximately 9.7% and 10.0%.

10. Long-Term Debt

Long-term debt consists of the following:

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                             -------------         -------------
     Notes payable, due in monthly installments of principal
       plus interest at 10.27% maturing in 2008                              $         413         $         733
     Capital lease obligations                                                          38                     -
     MeesPierson Credit Agreement                                                   25,000                25,000
     Morris Project financing (nonrecourse)                                         84,305                29,855
     Newark / Parlin financing (nonrecourse)                                       113,152               120,710
     Newark / Parlin financing (recourse)                                           21,775                22,742
                                                                             -------------         -------------
                                                                                   244,683               199,040
     Less amounts classified as current                                             (9,610)               (9,020)
                                                                             -------------         -------------
                                                                             $     235,073         $     190,020
                                                                             -------------         -------------
                                                                             -------------         -------------


Aggregate amounts of long-term debt maturing during each of the next five years are $9,610, $33,603, $12,283, $13,689 and $12,406 in 1999, 2000, 2001, 2002 and
2003 respectively.

The credit agreements for the MeesPierson, Morris, and Newark / Parlin long-term debt, include cross-default provisions. As a result, a default under one such instrument or agreement could have a material adverse effect on the Company's liquidity and capital position.

MEESPIERSON CREDIT AGREEMENT

On December 17, 1997, the Company and MeesPierson Capital Corp. entered into a $30,000, three-year reducing, revolving credit facility (however, the Company has agreed to not increase its borrowings above the $25,000 currently outstanding). The $30,000 facility reduces by $2,500 on each of the first and second anniversaries of the agreement and repayment of the outstanding balance is due on December 17, 2000. Interest is variable based on, at the Company's option, LIBOR plus a margin ranging from 1.50% to 1.875% or the prime rate plus a margin ranging from 0.75% to 1.125%. The interest rate margin is dependent upon the Company's debt service coverage ratio. The interest rate resets based on the borrowing period selected, generally one to six months, and was 9.1875% at December 31, 1998. The credit facility includes cross default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an interest is a party. The actions taken by the power purchaser of the Grays Ferry Project have resulted in a cross default under the MeesPierson Credit Agreement. Repayment of the MeesPierson Credit Agreement has not been accelerated and the lender has waived such default and the Company has agreed not to draw any additional amounts under the MeesPierson Credit Agreement. On August 14, 1998 the lender agreed to continue the waiver on the default until July 1, 1999 by imposing a 2.0% increase in the interest rate effective October 1, 1998. On February 12, 1999 the lender agreed to a permanent waiver of the Grays Ferry Project cross default and eliminated the 2.0% increase in the interest rate effective January 1, 1999. The Company also reduced the size of the facility to $25,000. Commitment fees of 0.375% accrue on the unused facility. Borrowings are secured by the assets, capital stock and cash flows of the PWD Project as well as the distributable cash flows of the Newark and Parlin Projects and the Grays Ferry Partnership, as permitted by primary lenders of each project.

The MeesPierson Credit Agreement specifies that the Company maintain certain covenants with which the Company is in compliance at December 31, 1998. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

MORRIS PROJECT FINANCING

On September 15, 1997, Morris LLC (which was at that time an affiliate of NRG Energy) entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Company assumed the Agreement in December 1997 upon acquiring Morris LLC. The Agreement provides $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon satisfaction of all completion criteria as set forth in the Agreement, the construction loan is due and payable or, if certain criteria are satisfied, may be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. At December 31, 1998 and 1997, $84,305 and $29,855, respectively were outstanding under the construction loan and no amounts were pledged under the LOC Commitment. Interest on the construction loan is variable based on, at the Company's option, either the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. The interest rate was 6.0% at December 31, 1998. Borrowings are secured by CogenAmerica Funding's ownership interest in Morris LLC, its cash flows, dividends and any other property that CogenAmerica Funding may be entitled to as owner of Morris LLC.

The Agreement specifies that the Company maintain certain covenants with which the Company is in compliance at December 31, 1998. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

NEWARK AND PARLIN FINANCING

On May 17, 1996, CogenAmerica Newark and CogenAmerica Parlin entered into the Newark and Parlin Credit Agreement with provisions for a $155,000 fifteen-year nonrecourse term loan and a $5,000 five-year debt service reserve line of credit. On May 23, 1996, CogenAmerica Newark borrowed $60,000 in the form of a temporary term loan under the Newark and Parlin Credit Agreement. On July 11, 1996, an additional $95,000 was borrowed and the aggregate borrowings were converted into a $155,000 fifteen-year nonrecourse term loan (the "Term Loan") which is a joint and several liability of CogenAmerica Newark and CogenAmerica Parlin. The Term Loan is amortized by quarterly principal payments ranging from 1.275% to 1.825% through the fourteenth year and 3.075% in the fifteenth year.

The interest rate on the outstanding principal is variable based on, at the Company's option, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. The interest rate resets based on the borrowing period selected, generally one to three months. The interest rate was 6.3125% at December 31, 1998. Nominal margin increases for both the LIBOR and the defined base rate will occur in year six and eleven of the Newark and Parlin Credit Agreement. Upon entering into the Newark and Parlin Credit Agreement, CogenAmerica Newark and CogenAmerica Parlin entered into an interest rate swap agreement with the lender which fixes the interest rate on 50% of the principal amount outstanding under the Term Loan at 6.9% plus the margin in effect as described above.

No amounts were outstanding on the debt service reserve line of credit at December 31, 1998 and 1997. The line carries a commitment fee of 1.125% on the undrawn amount. CogenAmerica Newark and CogenAmerica Parlin are required to maintain debt service reserve accounts with the lender to provide for future debt service, capital improvements and major maintenance. At December 31, 1998 and 1997 these balances totaled $11,249 and $7,757, respectively, and earned interest at 3.25%. These balances are recorded as restricted cash and cash equivalents in the accompanying financial statements.

The Term Loan is secured by all CogenAmerica Newark and CogenAmerica Parlin assets and a pledge of CogenAmerica Newark's and CogenAmerica Parlin's capital stock. CogenAmerica has guaranteed repayment of up to $25,000 of the Term Loan based on the principal balance of the loan, and also guaranteed payment by CogenAmerica Newark and CogenAmerica Parlin of all income and franchise taxes when due. The Company's guarantee is reduced proportionate to the outstanding principal as payments are made on the debt. The balance of this guarantee was $21,775 as of December 31, 1998. As an inducement to obtain the $60,000 temporary term loan, effective May 23, 1996, NRG Energy guaranteed payment of pre-existing liabilities of CogenAmerica Newark and CogenAmerica Parlin up to $5,000. The maximum guarantee is reduced as certain defined milestones are reached and eliminated no later than May 23, 2001. At December 31, 1998, the guarantee amount was $3,000.

The Newark and Parlin Credit Agreement specifies that the Company maintain certain covenants with which the Company is in compliance at December 31, 1998. The Company may under certain circumstances be limited in its ability to make restricted payments, as defined, which include dividends and certain purchases and investments, incur additional indebtedness and engage in certain transactions.

11.  Loans and Payables Due NRG Energy

Amounts owed to NRG Energy are comprised as follows:

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                             ------------           -----------
     Long-term debt:
       Note due April 30, 2001 bearing interest at 9.5%                      $      2,539           $     2,539
       Grays Ferry note due July 1, 2005 bearing
         interest at 9.3125%                                                        1,900                 1,900
       Pryor note due September 30, 2004 bearing
         interest at 11.25%                                                        23,947                    --
       Morris note due December 31, 2004 bearing
         interest at 11.25%                                                        12,027                    --
                                                                             ------------           -----------
                                                                                   40,413                 4,439
       Less current portion                                                        (4,290)                   --
                                                                             ------------           -----------
                                                                             $     36,123           $     4,439
                                                                             ------------           -----------
                                                                             ------------           -----------


                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  1998                  1997
                                                                             ------------           -----------
     Current maturities of loans and accounts payable:
       Current Maturities:

           Morris note                                                       $      2,104           $        --
           Pryor note                                                               2,186                    --
       Accounts payable:
           Accrued interest                                                            --                   821
           Management services, operations and other                                2,730                 2,043
                                                                             ------------           -----------
                                                                             $      7,020           $     2,864
                                                                             ------------           -----------
                                                                             ------------           -----------


Aggregate amounts of long-term debt due NRG Energy maturing during each of the next five years are $4,290, $6,355, $10,118, $6,171, and $6,742 in 1999, 2000,
2001, 2002 and 2003, respectively. Interest expense related to loans due NRG Energy was $1,249, $1,327, $648 and $1,098 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

MORRIS NOTE

In connection with its acquisition of the Morris Project, CogenAmerica Funding, a wholly-owned subsidiary of the Company, assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited ot the lesser of 20% of the total project cost or $22,000. NRG Energy has guaranteed to the Morris Project's lenders that CogenAmerica Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). In addition, NRG Energy has committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrowers) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. Effective November 30, 1998 the Company and NRG Energy agreed to a First Amendment to Supplemental Loan Agreement that allowed the Company to contribute the $22,000 of equity in installments to match the construction draw payments. At December 31, 1998, $12,027 had been drawn and contributed as equity. Subsequent to year end additional draws and equity fundings have been made and as of March 26, 1999, the entire $22,000 had been drawn and contributed as equity. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%. Effective with the First Amendment the interest rate was increased to prime plus 3.5% pending elimination of the possible event of default under the MeesPierson Credit Agreement related to the Grays Ferry Project. On February 23, 1999 the Company reached agreement with NRG Energy that the possible event of default under the MeesPierson Credit Agreement had been eliminated. As a result, NRG Energy reduced the interest rate by 2% effective as of January 1, 1999.

PRYOR NOTE

On September 30, 1998, NRG Energy loaned the Company and CogenAmerica Pryor $23,947 to finance the acquisition of the Pryor Project. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note was set at prime plus 3.5%, reducing by 2% upon elimination of the possible event of default under the MeesPierson Credit Agreement related to the Grays Ferry Project. On February 23, 1999 the Company reached agreement with NRG Energy that the possible event of default under the

MeesPierson Credit Agreement had been eliminated. As a result, NRG Energy reduced the interest rate by 2% effective as of January 1, 1999.

12.  Stockholders' Equity

NRG ENERGY STOCK OPTION

During 1997 NRG Energy made loans aggregating $10,000 to CogenAmerica Schuylkill to provide funding for CogenAmerica Schuylkill's equity contribution obligation to Grays Ferry. Pursuant to a stock option right approved by the bankruptcy court and included in the loan commitment agreement, in October 1997 NRG Energy converted $3,000 of the borrowings into 396,255 shares of the Company's common stock. Following exercise of the option, NRG Energy's ownership interest in the Company increased to 45.21%.

EARNINGS PER SHARE

Basic earnings per share ("EPS") includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1998 and 1997, and the six months ended December 31, 1996. The dilutive stock options became outstanding subsequent to June 30, 1996. Accordingly, there was no difference in basic and diluted EPS for the year ended June 30, 1996.

                                     YEAR ENDED                         YEAR ENDED                        SIX MONTHS ENDED
                                 DECEMBER 31, 1998                  DECEMBER 31, 1997                     DECEMBER 31, 1996
                         ----------------------------------   ---------------------------------   ---------------------------------
                            INCOME        SHARES       EPS     INCOME        SHARES        EPS      INCOME        SHARES      EPS
                          (NUMERATOR)  (DENOMINATOR)         (NUMERATOR)  (DENOMINATOR)           (NUMERATOR)  (DENOMINATOR)
  Income before
    extraordinary item:
      Basic EPS             $8,002        6,837       $1.17    $ 23,352       6,511      $ 3.59    $ 4,780         6,430     $ 0.75
      Effect of dilutive
        stock options           --          129                      33         214                     --            33
                            ------       ------                --------     -------                -------       -------
      Diluted EPS           $8,002        6,966       $1.15    $ 23,385       6,725      $ 3.48    $ 4,780         6,463     $ 0.74
                            ------       ------                --------     -------                -------       -------
                            ------       ------                --------     -------                -------       -------

Options to purchase 147,000 shares of common stock at prices ranging from $11.58
- $18.38 were outstanding at December 31, 1998 but were not included in the 1998 computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

STOCK OPTIONS

The Company has reserved 1,000,000 shares of common stock for issuance under its 1996, 1997 and 1998 stock option plans. The plans provide for nonqualified and incentive stock options to be granted to directors, officers, key employees and others who make a significant contribution to the Company as determined by the Board at an exercise price not less than the fair market value of the common stock at the date of grant. An option will generally expire ten years after the date it is granted and will ordinarily become exercisable as to one third of the shares subject to the option on each of the first three anniversaries of the grant. Following a "change of control" all options granted under the stock option plans may become immediately exercisable.

Option transactions under these plans are summarized as follows:

                                                                                                      WEIGHTED AVERAGE
                                                                            NUMBER OF SHARES            OPTION PRICE
                                                                            ----------------          ----------------
     Outstanding at June 30, 1996                                                      --
       Granted                                                                    399,000                 $    5.46
                                                                            -------------                 ---------
     Outstanding at December 31, 1996                                             399,000                      5.46
       Granted                                                                    305,000                     13.19
       Canceled                                                                   (75,000)                     5.44
                                                                            -------------                 ---------
     Outstanding at December 31, 1997                                             629,000                      9.21
       Granted                                                                     62,000                     17.18
       Canceled                                                                  (173,000)                    11.50
                                                                            -------------                 ---------
     Outstanding at December 31, 1998                                             518,000                 $    9.40
                                                                            -------------                 ---------
                                                                            -------------                 ---------

The following table summarizes the stock options outstanding and exercisable at December 31, 1998:

                                           OUTSTANDING                                          EXERCISABLE
                    ---------------------------------------------------------       -----------------------------------
                                     WEIGHTED-AVERAGE
      EXERCISE       NUMBER OF       CONTRACTUAL LIFE        WEIGHTED-AVERAGE        NUMBER OF         WEIGHTED-AVERAGE
     PRICE RANGE      OPTIONS           REMAINING             EXERCISE PRICE          OPTIONS           EXERCISE PRICE


     $5.44-$6.58        321,000         7.8 years               $     5.46              216,000           $    5.47
    $11.58-$16.47       152,000         8.7 years                    15.07               68,333               13.97
       $18.38            45,000         9.2 YEARS                    18.38                   --                   --
                    -----------         ---------               ----------          -----------           ----------
                        518,000         8.2 years               $     9.40              284,333           $    7.51
                    -----------         ---------               ----------          -----------           ----------
                    -----------         ---------               ----------          -----------           ----------


The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Had the Company's compensation costs been determined based on the fair value of the awards at the option grant dates consistent with the accounting provisions of SFAS 123 "Accounting for Stock Based Compensation," the Company's net income and EPS for the years ended December 31, 1998 and 1997, and the six months ended
December 31, 1996 would have been adjusted to the pro-forma amounts indicated below:

                                                YEAR ENDED                 YEAR ENDED             SIX MONTHS ENDED
                                             DECEMBER 31, 1998          DECEMBER 31, 1997         DECEMBER 31, 1996
                                             -----------------          -----------------         -----------------
     Net Income
       As reported                              $     8,002               $    23,352               $     6,423
       Pro-forma                                      7,365                    22,695                     6,362

       EPS (Diluted)
       As reported                              $      1.15               $      3.48               $      0.99
       Pro-forma                                       1.06                      3.38                      0.98


The estimated weighted average fair value of stock options granted during the years ended December 31, 1998 and 1997 and the six months ended December 31, 1996 were $6.44, $6.24 and $2.30 per option, respectively. The fair values were estimated on the grant dates utilizing the Black-Scholes option-pricing model and the following assumptions:

                                                YEAR ENDED                 YEAR ENDED             SIX MONTHS ENDED
                                             DECEMBER 31, 1998          DECEMBER 31, 1997         DECEMBER 31, 1996
                                             -----------------          -----------------         -----------------
     Risk free interest rates                   5.5 - 5.6%                 6.2 - 6.6%                5.8 - 6.1%
     Expected life                                6 years                    6 years                   6 years
     Expected volatility                           25.0%                      36.7%                     30.0%
     Expected dividends                             --                         --                        --


13.  Extraordinary Item

During the six months ended December 31, 1996, the Company negotiated a buyout of a subsidiary's capital lease obligation resulting in an extraordinary gain of $1,643 (net of $124 of state income taxes).

14.  Provision for Impaired Assets

During the 1997 fourth quarter, the Company recorded provisions for impaired assets in the aggregate amount of $5,274 for various asset disposals, write-offs and write-downs. The impairment charge reduced identifiable assets of the energy segment and the equipment sales, rental and service segment by approximately $697 and $2,161, respectively, and corporate assets by $2,416. The components of the charge were as follows:


                                                          EQUIPMENT
                                                        SALES, RENTAL
                                                          & SERVICE     ENERGY     CORPORATE    TOTAL
                                                        -------------   ------     ---------    ------
Assets disposed
       Equipment held for sale                          $       62      $   --     $ 1,491      $1,553
       Property, plant and equipment
          Write-offs                                           551         326         146       1,023
          Equipment sold or scrapped                            --          --         779         779
       Project development costs                                --         371          --         371
       Other                                                    72          --          --          72
                                                        -------------   ------     ---------    ------
                                                               685         697       2,416       3,797
                                                        -------------   ------     ---------    ------
Assets held and used
       Investment in PoweRent                                  500          --          --         500
       Property, plant and equipment                           976          --          --         976
                                                        -------------   ------     ---------    ------
                                                             1,476          --          --       1,476
                                                        -------------   ------     ---------    ------
                                                        $    2,161      $  697     $ 2,416      $5,274
                                                        -------------   ------     ---------    ------
                                                        -------------   ------     ---------    ------

To improve liquidity, in fiscal 1994 the Company initiated efforts to liquidate specific power generation equipment that was not in use in an operating project, rented to a customer or critical to the completion of projects in development. These assets, consisting mainly of gas and steam turbines, were written down in fiscal 1994 and 1995 to liquidation values determined by independent appraisal, reclassified on the balance sheet as "equipment held for sale" and no longer depreciated. The $3,228 carrying value of the equipment at June 30, 1995 was reduced to $2,628 and $1,598 at December 31, 1996 and September 30, 1997, respectively, through periodic sales. In the 1997 fourth quarter, the remaining equipment included in the balance sheet caption "equipment held for sale" was scrapped due to lack of interest by potential buyers, resulting in an impairment charge of $1,553.

Impairment charges for property, plant and equipment disposals totaled $1,801, comprised of losses of $779 from disposal of other power generating equipment, and write-offs of $1,023 for equipment that was determined to be non-useable or could not be located during asset counts and inspections performed at OES and the PWD Project.

The asset impairment charge also included $371 to write-off capitalized project development costs related to certain development projects that were terminated.

During the 1997 fourth quarter, the Company completed a thorough review of its business operations and market opportunities to determine whether operations of the PWD Project and the equipment sales, rental and service businesses should be continued. The board of directors determined that the PWD Project should be retained and that the equipment sales, rental and service segment should be exited.

The equipment sales, rental and service segment has not been reported as a discontinued operation because of uncertainties about the expected timing and manner of disposal. However, management performed an impairment review of the segment's long-lived assets as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Based on an analysis of estimated future cash flows, the carrying value of OES' generator equipment was determined to be impaired. Consequently, a provision of $976 was recorded to write-down the assets to their estimated fair value as determined by management based on sales values of similar equipment.

Management also evaluated the carrying value of its 50% investment in PoweRent. Due to PoweRent's low earnings capacity, combined with the expectation of exiting this business in the near term, the investment was determined to be permanently impaired. The carrying value of the investment was written down by $500 based on discussions with potential buyers and management's estimate of the investment value.

During the year ended June 30, 1996 unrecoverable project development costs of $180 were written off.

15.  Disclosures about Fair Value of Financial Instruments

At December 31, 1998 and 1997, the carrying amounts and fair values of the Company's financial instruments are as follows:


                                                            DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                     -------------------------------    -------------------------------
                                                        CARRYING            FAIR           CARRYING           FAIR
                                                         AMOUNT             VALUE           AMOUNT            VALUE
     Assets:
       Cash and cash equivalents                     $       3,568     $       3,568    $       3,444     $       3,444
       Restricted cash and cash equivalents                 12,135            12,135            8,527             8,527
       Notes receivable                                         --                --               27                27

     Liabilities:
       Short-term borrowings                                 1,887             1,887            1,313             1,313
       Long-term debt                                      244,683           244,683          199,040           199,040
       Loans and payables due NRG Energy                    43,143            43,143            7,303             7,303
       Interest rate swap                                       --             6,060               --             2,691


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

16.  Income Taxes

Income (loss) before income taxes and extraordinary item consists of the following:

                                                                                      SIX MONTHS
                                               YEAR ENDED         YEAR ENDED             ENDED              YEAR ENDED
                                              DECEMBER 31,       DECEMBER 31,         DECEMBER 31,           JUNE 30,
                                                  1998               1997                1996                  1996
                                             --------------      -------------       -------------       -------------
     United States                           $       12,834      $       2,758       $       4,195       $     (18,054)
     Foreign                                             46                140                 317                (122)
                                             --------------      -------------       -------------       -------------
                                             $       12,880      $       2,898       $       4,512       $     (18,176)
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------

The income tax provision (benefit)
  consists of:

     Current income taxes:
       Federal                               $          287      $          --       $         803       $          --
       State                                          1,002                946                 570                 792
                                             --------------      -------------       -------------       -------------
                                                      1,289                946               1,373                 792
                                             --------------      -------------       -------------       -------------

     Deferred income taxes:
       Federal                                        3,721            (20,400)             (2,292)               (493)
       State                                           (132)            (1,000)                651                (762)
                                             --------------      -------------       -------------       -------------
                                                      3,589            (21,400)             (1,641)             (1,255)
                                             --------------      -------------       -------------       -------------
       Income tax provision (benefit)
         excluding extraordinary item        $        4,878      $     (20,454)      $        (268)      $        (463)
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------


Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are comprised of the following:


                                                               DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                                   1998                 1997                  1996
                                                              -------------         -------------         -------------
Deferred income tax liabilities:
       Property, plant & equipment                            $     (23,609)        $     (18,925)        $     (18,445)
                                                              -------------         -------------         -------------
           Total deferred tax liabilities                           (23,609)              (18,925)              (18,445)
                                                              -------------         -------------         -------------

Deferred income tax assets:
       Net operating loss carryforwards                              22,756                27,525                26,502
       Alternative minimum tax credits                                  446                   159                   183
       Investment tax credits                                         1,172                 1,427                 1,622
       Miscellaneous                                                  4,377                 5,040                 5,571


       Valuation allowance                                           (7,935)               (7,230)              (28,837)
                                                              -------------         -------------         -------------
           Total deferred tax assets                                 20,816                26,921                 5,041
                                                              -------------         -------------         -------------
           Net deferred tax assets (liabilities)              $      (2,793)        $       7,996         $     (13,404)
                                                              -------------         -------------         -------------
                                                              -------------         -------------         -------------


The difference between tax expense (benefit) calculated at the U.S. federal statutory tax rate and the recorded tax expense (benefit) on pre-tax income before extraordinary item is reconciled below:

                                                                                       SIX MONTHS
                                                YEAR ENDED          YEAR ENDED            ENDED             YEAR ENDED
                                               DECEMBER 31,        DECEMBER 31,        DECEMBER 31,          JUNE 30,
                                                  1998                1997                1996                1996
                                             --------------      -------------       -------------       -------------
     Income tax expense (benefit)
       at the federal statutory rate         $        4,508      $         985       $       1,534       $      (6,180)
     State income taxes (benefit)                       628                (36)                806                 252
     Current benefit of state
       operating loss carryforwards                    (176)              (353)               (655)               (232)
     State operating losses with no
       current tax benefit                              114              1,182                  --               3,204
     Other increase (decrease) in
       valuation allowance                              192            (22,232)             (1,630)               (544)
     Reorganization costs                                --                 --                  --               2,636
     Other                                             (388)                --                (323)                401
                                             --------------      -------------       -------------       -------------
     Total income tax provision
       (benefit)                             $        4,878      $     (20,454)      $        (268)      $        (463)
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------


At December 31, 1998, the Company has federal net operating loss carryforwards available to offset future regular taxable income and investment tax credit carryforwards available to offset future federal income taxes payable.
These carryforwards expire as follows:

                                                                  FEDERAL
                                                            NET OPERATING LOSS             INVESTMENT TAX
       DECEMBER 31,                                            CARRYFORWARDS            CREDIT CARRYFORWARDS
       -----------                                          ------------------          ---------------------
          1999                                                  $        --                   $      240
          2000                                                           --                          409
          2001                                                           --                           82
          2002                                                           --                          174
          2003                                                           --                           52
          2004                                                           --                          215
          2005                                                        9,213                           --
          2006                                                        4,545                           --
          2007                                                       15,089                           --
          2008                                                       10,682                           --
          2009                                                        6,358                           --
          2010                                                        9,031                           --
                                                                -----------                   ----------
              Total                                             $    54,918                   $    1,172
                                                                -----------                   ----------
                                                                -----------                   ----------


The Company has $52,875 of state and local net operating loss carryforwards available to offset future years' state and local taxable income. These carryforwards will expire starting in 1999 and will continue to expire through 2012. The Company also has foreign net operating loss carryforwards of approximately $2,051. The net operating loss carryforward for alternative minimum tax purposes is approximately $23,621 at December 31, 1998.

A valuation allowance was recorded in prior years to reserve primarily for deferred tax assets that were not expected to be recovered through future reversal of existing temporary differences. In management's judgment, realization of the reserved tax benefits did not meet the "more likely than not" recognition criteria of SFAS No. 109 due to the Company's history of operating losses and projections of future taxable income. At December 31, 1997, the valuation allowance was reduced to $7,230 based on management's evaluation of the weight of available evidence about the likelihood of realizing the deferred tax assets. Positive factors contributing to the decision to reduce the valuation allowance included the sustained period of profitability since emergence from bankruptcy and improved outlooks for future earnings. The remaining valuation allowance at December 31, 1998 reserves a portion of the state operating loss carryforwards and certain other temporary differences and all of the investment tax credit, capital loss, and foreign operating loss carryforwards.

Under the Plan, NRG Energy acquired a 41.86% equity interest in the Company. This acquisition, along with other shifts in shareholders' stock holdings, amounted to a more than 50% change in ownership in the Company over a three year period. Under the general net operating loss and tax credit carryover rules, utilization of these losses and tax credits would be limited. However, the Internal Revenue Code provides an exception to the general rules for loss corporations that undergo an ownership change by reason of certain bankruptcy proceedings. The Company believes it qualifies for the bankruptcy exception and its net operating loss and tax credit carryforwards are not subject to the change of ownership limitations. The bankruptcy exception rules also provide that if a subsequent ownership change should occur within the two years following the bankruptcy-protected change, the benefits of the bankruptcy exception will be lost and the Company's net operating loss and tax credit carryforwards will be effectively eliminated. During the year ended of December 31, 1998, the Company did not undergo a subsequent ownership change in the two year period following the bankruptcy protected change.

17.  Transactions with Related Parties

NRG Energy provides management, administrative, operation and maintenance services and certain other services to the Company. Selling, general and administrative expenses include $217, $562, $479 and $129 for reimbursement of services provided by NRG Energy under the terms of a management services agreement for the year ended December 31, 1998 and 1997, the six months ended December 31, 1996 and the year ended June 30, 1996. Effective January 1, 1997, Power Operation, Inc., a wholly-owned subsidiary of the Company providing operations and maintenance for the Newark and Parlin facilities under long-term contracts, was sold to NRG Energy. The amount expensed by the Company for these services was $427 and $350 in 1998 and 1997, respectively.

Beginning in 1997, the Parlin Project sells up to 9 MW of power to NPI, a wholly-owned subsidiary of NRG Energy. NPI resells this power at retail to a customer of the Company under an agreement extending until 2021. Total sales to NPI were $1,313 and $1,300 in 1998 and 1997, respectively.

On December 10, 1997 CogenAmerica purchased 100% of the equity interest in the Morris Project from NRG Energy. NRG Energy is the construction manager for the project and received $1,200 in fees and expense reimbursements for these services in 1998. NRG Energy, though a wholly-owned subsidiary is also the operator of the project under a long-term agreement. NRG Energy was paid $1,100 for these services during the construction start up and two months of operation in 1998. (See Note 6.)

On October 9, 1998 a wholly-owned subsidiary of the Company purchased 100% of the equity interest of the Pryor Project from NRG Energy. In conjunction with the acquisition, NRG Energy financed the purchase with a loan of $23,900. (See Note 6.)

18.  Segment Information and Major Customers

The Company is engaged principally in developing, owning and managing cogeneration projects and the sale, rental and service of cogeneration related equipment. The Company has classified its operations into the following segments: energy and equipment sales, rental and service. The energy segment consists of cogeneration and standby/peak shaving projects. The equipment sales, rental and service segment consists of PUMA, the Company's wholly owned subsidiary based in the United Kingdom and OES until its sale in November 1998. Summarized information about the Company's operations in each industry segment are as follows:

                                                                          YEAR ENDED DECEMBER 31, 1998

                                                                             EQUIPMENT
                                                                          SALES, RENTAL &
                                                             ENERGY           SERVICE            OTHER            TOTAL
                                                        ----------------- ----------------- ---------------- -------------
Revenues                                                $       52,216    $      21,780     $          --    $      73,996
Depreciation & amortization                                      8,424              267                --            8,691
Other cost of revenues                                          15,038           18,616                --           33,654
                                                        --------------    -------------     -------------    -------------
Gross profit                                                    28,754            2,897                --           31,651
Selling, general & administrative expenses                       4,852            2,206             2,357            9,415
                                                        --------------    -------------     -------------    -------------
Income (loss) from operations                                   23,902              691            (2,357)          22,236
Interest & other income                                            497               30             1,189            1,715
Reorganization cost                                                 --               --                --               --
Interest & debt expense                                        (14,071)            (352)           (1,433)         (15,855)
Equity in earnings of affiliates                                 4,758               26                --            4,784
                                                        --------------    -------------     -------------    -------------
Income (loss) before taxes                              $       15,086    $         395     $      (2,601)   $      12,880
                                                        --------------    -------------     -------------    -------------
                                                        --------------    -------------     -------------    -------------
Identifiable assets                                     $      304,834    $       7,885     $       5,955    $     318,674
Capital expenditures                                            86,949              389                26           87,364


                                                                            YEAR ENDED DECEMBER 31, 1997

                                                                             EQUIPMENT
                                                                          SALES, RENTAL &
                                                             ENERGY           SERVICE            OTHER            TOTAL
                                                        ----------------- ----------------- ---------------- --------------
Revenues                                                $       43,210    $      21,594     $          --    $      64,804
Depreciation & amortization                                      6,788              498                --            7,286
Other cost of revenues                                           8,053           18,356                --           26,409
                                                        --------------    -------------     -------------    -------------
Gross profit                                                    28,369            2,740                --           31,109
Selling, general & administrative expenses                       3,579            3,318             2,582            9,479
Provision for impaired assets                                      697            2,161             2,416            5,274
                                                        --------------    -------------     -------------    -------------
Income (loss) from operations                                   24,093           (2,739)           (4,998)          16,356
Interest & other income                                            436              125               749            1,310
Interest & debt expense                                        (13,112)            (280)           (1,376)         (14,768)
                                                        --------------    -------------     -------------    -------------
Income (loss) before taxes                              $       11,417    $      (2,894)    $      (5,625)   $       2,898
                                                        --------------    -------------     -------------    -------------
                                                        --------------    -------------     -------------    -------------
Identifiable assets                                     $      206,337    $       8,332     $      13,225    $     227,894
Capital expenditures                                             5,115              432               168            5,715


                                                                         SIX MONTHS ENDED DECEMBER 31, 1996

                                                                             EQUIPMENT
                                                                          SALES, RENTAL &
                                                             ENERGY           SERVICE            OTHER            TOTAL
                                                        ----------------- ----------------- ---------------- --------------
Revenues                                                $       23,247    $      16,669     $          --    $      39,916
Depreciation & amortization                                      3,272              333                --            3,605
Other cost of revenues                                           5,516           12,866                --           18,382
                                                        --------------    -------------     -------------    -------------
Gross profit                                                    14,459            3,470                --           17,929
Selling, general & administrative expenses                       2,323            2,452             1,374            6,149
                                                        --------------    -------------     -------------    -------------
Income (loss) from operations                                   12,136            1,018            (1,374)          11,780
Interest & other income                                            197              359              (143)             413
Interest & debt expense                                         (6,014)            (461)           (1,206)          (7,681)
                                                        --------------    -------------     -------------    -------------
Income (loss) before taxes                              $        6,319    $         916     $      (2,723)   $       4,512
                                                        --------------    -------------     -------------    -------------
                                                        --------------    -------------     -------------    -------------
Identifiable assets                                     $      141,583    $      15,790     $      16,251    $     173,624
Capital expenditures                                             1,189               31                 2            1,222


                                                                              YEAR ENDED JUNE 30, 1996

                                                                             EQUIPMENT
                                                                          SALES, RENTAL &
                                                             ENERGY           SERVICE            OTHER            TOTAL
                                                        ----------------- ----------------- ---------------- ---------------
Revenues                                                $       69,308    $      27,239     $          --    $      96,547
Depreciation & amortization                                      7,025              756                --            7,781
Other cost of revenues                                          41,169           22,803                --           63,972
                                                        --------------    -------------     -------------    -------------
Gross profit                                                    21,114            3,680                --           24,794
Selling, general & administrative expenses                       4,149            4,434             4,029           12,612
Provision for impaired assets                                      180               --                --              180
                                                        --------------    -------------     -------------    -------------
Income (loss) from operations                                   16,785             (754)           (4,029)          12,002
Interest & other income                                            236              333                --              569
Reorganization cost                                                 --               --           (12,101)         (12,101)
Interest & debt expense                                         (9,392)          (1,119)           (8,135)         (18,646)
                                                        --------------    -------------     -------------    -------------
Income (loss) before taxes                              $        7,629    $      (1,540)    $     (24,265)   $     (18,176)
                                                        --------------    -------------     -------------    -------------
                                                        --------------    -------------     -------------    -------------
Identifiable assets                                     $      133,774    $      17,293     $      27,095    $     178,162
Capital expenditures                                               273                7                19              299


Information with respect to the Company's foreign and domestic operations is:

                                                                                      SIX MONTHS
                                                YEAR ENDED          YEAR ENDED           ENDED             YEAR ENDED
                                               DECEMBER 31,        DECEMBER 31,       DECEMBER 31,          JUNE 30,
                                                  1998                1997                1996                1996
                                             --------------      -------------       -------------       -------------
     Revenues:
       United States                         $       60,279      $      51,504       $      27,937       $      82,917
       United Kingdom                                13,717             13,300              11,979              13,630
                                             --------------      -------------       -------------       -------------
                                             $       73,996      $      64,804       $      39,916       $      96,547
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------

     Identifiable assets:
       United States                         $      310,789      $     221,752       $     164,631       $     169,657
       United Kingdom                                 7,885              6,142               8,993               8,505
                                             --------------      -------------       -------------       -------------
                                             $      318,674      $     227,894       $     173,624       $     178,162
                                             --------------      -------------       -------------       -------------
                                             --------------      -------------       -------------       -------------


Revenues from one energy customer accounted for 50%, 57%, 46% and 62% for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and the year ended June 30, 1996, respectively.

19.  Minority Interest

OPCI, a subsidiary of the Company, is 17% owned by an unrelated private investor. OPCI is required to make quarterly distributions to the minority owner of 17% of its net earnings. These distributions totaled $247, $244, $125 and $227 for the years ended December 31, 1998 and 1997, the six months ended December 31, 1996, and fiscal 1996, respectively, and are recorded as interest expense in the consolidated statement of operations. The 17% minority interest is redeemable by the Company at its option for a price equal to 17% of the present value of the projected income stream of OPCI. The Company is obligated upon certain events of default to redeem the minority interest at 60% of the Company's redemption price. The Company's redemption price at December 31, 1998 was approximately $2,400. There are currently no events of default.

--------------------------------------------------------------------------------
    GRAYS FERRY COGENERATION PARTNERSHIP
    FINANCIAL STATEMENTS FOR THE YEARS ENDED
    DECEMBER 31, 1998 AND 1997 AND
    INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Partners of Grays Ferry Cogeneration Partnership:

We have audited the accompanying balance sheets of Grays Ferry Cogeneration Partnership (the "Partnership"), as of December 31, 1998 and 1997, and the related statements of changes in partners' capital, and cash flows for the years then ended, and the related statement of income for the period from January 9, 1998 (date of commercial operation) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and its cash flows for the years then ended, and the results of its operations for the period from January 9, 1998 (date of commercial operation) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, PECO Energy has taken action to terminate its power purchase agreements with the Partnership. As a consequence, the Project Lender has determined that the Partnership is in default. These actions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
2. The financial statements do not include any adjustment that might result from the outcome of these uncertainties, other than the classification of the Project debt as current.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
January 26, 1999 (except Note 9, as to
   which the date is March 10, 1999)


GRAYS FERRY COGENERATION PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------

ASSETS                                                                     1998              1997

CURRENT ASSETS:
  Cash and cash equivalents                                           $  18,628,423    $   6,441,729
  Accounts receivable - related parties                                  10,678,770        2,630,093
  Accounts receivable - other                                             1,805,350
  Inventory                                                               2,163,444        1,020,469
  Prepaid expenses                                                          116,976
                                                                      -------------    --------------
           Total current assets                                          33,392,963       10,092,291

PROPERTY, PLANT AND EQUIPMENT:
  Construction work-in-progress                                                          144,328,197
  Plant in service                                                      151,297,117
                                                                      -------------    --------------
           Total property, plant and equipment                          151,297,117      144,328,197

  Accumulated depreciation                                               (7,402,171)
                                                                      -------------    --------------

  Property, plant and equipment - net                                   143,894,946      144,328,197

OTHER ASSETS (Net of accumulated amortization of $426,949 in 1998)        6,875,906        6,544,595
                                                                      -------------    --------------
TOTAL ASSETS                                                          $ 184,163,815    $ 160,965,083
                                                                      -------------    --------------
                                                                      -------------    --------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Construction loan (Notes 2 and 6)                                   $  94,324,049    $ 113,000,000
  Subordinated debt (Note 6)                                             15,000,000
  Accounts payable and accrued liabilities - related parties              3,503,417          558,759
  Accounts payable and accrued liabilities - other                       15,017,152        6,381,865
  Retainage payable                                                       5,581,729        5,581,729
                                                                      -------------    --------------
           Total liabilities                                            133,426,347      125,522,353


PARTNERS' CAPITAL                                                        50,737,468       35,442,730
                                                                      -------------    --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 184,163,815    $ 160,965,083
                                                                      -------------    --------------
                                                                      -------------    --------------



See notes to financial statements.


GRAYS FERRY COGENERATION PARTNERSHIP

STATEMENT OF INCOME
PERIOD FROM JANUARY 9, 1998 (DATE OF COMMERCIAL OPERATION)
TO DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------

    REVENUES FROM RELATED PARTIES:
  Electric energy sales                                                                  $50,776,226
  Steam sales                                                                             14,741,775
  Capacity fees:
    Electric                                                                               9,531,900
    Steam                                                                                  3,075,988
                                                                                         -----------

           Total revenues                                                                 78,125,889
                                                                                         -----------

OPERATING EXPENSES:
  Fuel and consumables:
    Related party                                                                          2,531,844

    Other                                                                                 32,394,334
  Operation and maintenance:
    Related parties                                                                        1,527,916
    Other                                                                                  2,819,680
  General and administrative:
    Related parties                                                                        2,772,641
    Other                                                                                  2,373,432
  Depreciation                                                                             7,402,171
                                                                                         -----------

           Total operating expenses                                                       51,822,018
                                                                                         -----------

INCOME FROM OPERATIONS                                                                    26,303,871
                                                                                         -----------

OTHER INCOME (EXPENSE):
  Interest income                                                                            665,765
  Interest expense                                                                       (11,674,898)
                                                                                         -----------
           Total other expense                                                           (11,009,133)
                                                                                         -----------

NET INCOME                                                                               $15,294,738
                                                                                         -----------
                                                                                         -----------


See notes to financial statements.

GRAYS FERRY COGENERATION PARTNERSHIP


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------


                                              Adwin          CogenAmerica          Trigen              Total
                                          (Schuylkill)        Schuylkill        (Schuylkill)         Partners'
                                       Cogeneration, Inc.        Inc.        Cogeneration, Inc.       Capital

BALANCE, JANUARY 1, 1996                  $ 2,784,214        $ 2,658,516                           $ 5,442,730

  Capital contributions                   $10,000,000         10,000,000         10,000,000         30,000,000
                                          -----------        -----------        -----------        -----------

BALANCE, DECEMBER 31, 1997                 12,784,214         12,658,516         10,000,000         35,442,730

  Net income for period                     5,098,246          5,098,246          5,098,246         15,294,738
                                          -----------        -----------        -----------        -----------

BALANCE, DECEMBER 31, 1998                $17,882,460        $17,756,762        $15,098,246        $50,737,468
                                          -----------        -----------        -----------        -----------
                                          -----------        -----------        -----------        -----------



See notes to financial statements.


GRAYS FERRY COGENERATION PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------
                                                                                                1998             1997

OPERATING ACTIVITIES:
  Net income                                                                                $15,294,738
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                            7,402,171
      Amortization of other asset                                                               426,949
      Changes in assets and liabilities which provided (used) cash:
        Accounts receivable - related parties                                                (8,048,677)
        Accounts receivable - other                                                          (1,805,350)
        Prepaid assets                                                                         (116,976)
        Inventories                                                                          (1,142,975)
        Accounts payable and accrued expenses - related parties                               3,503,417
        Accounts payable and accrued expenses - other                                        15,017,152
        Other assets                                                                           (758,260)
                                                                                            ------------

           Net cash provided by operating activities                                         29,772,189
                                                                                            ------------

INVESTING ACTIVITIES:
  Construction expenditures                                                                 $(6,968,920)     $(74,253,351)
  Decrease in other construction related expenses                                                             (2,439,849)
  Decrease in construction related accruals - related parties                                  (558,759)
  Decrease in construction related accruals - other                                          (6,381,865)      (4,812,728)
                                                                                            -------------   -------------

           Net cash used in investing activities                                            (13,909,544)     (81,505,928)
                                                                                            -------------   -------------


FINANCING ACTIVITIES:
  Proceeds from borrowings under construction loan agreement and subordinated debt           15,000,000       57,900,000
  Repayment of construction loan agreement                                                  (18,675,951)
  Partners' capital contributions                                                                             30,000,000
                                                                                            -------------   -------------

           Net cash (used in) provided by financing activities                               (3,675,951)      87,900,000
                                                                                            -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    12,186,694        6,394,072

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                6,441,729           47,657
                                                                                            -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $18,628,423     $  6,441,729
                                                                                            -------------   -------------
                                                                                            -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for interest, net of amounts capitalized in 1997                $ 7,770,075     $     --
                                                                                            -------------   -------------
                                                                                            -------------   -------------


See notes to financial statements.

GRAYS FERRY COGENERATION PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.    ORGANIZATION OF PARTNERSHIP

      Grays Ferry Cogeneration Partnership, (the "Partnership") was organized on October 29, 1991 as a Pennsylvania general partnership for the sole purpose of developing, owning, constructing and operating a 150 megawatt gas and oil fired qualifying cogeneration facility (the "Project") at the Schuylkill Station of the Trigen-Philadelphia Energy Corporation ("TPEC") in Philadelphia, Pennsylvania. For the period from October 29, 1991 (date of inception) through January 8, 1998, the Partnership was considered a development stage entity as its sole activity was construction of the Facility. Pursuant to 20-year electricity and 25-year steam purchase agreements between the Partnership and its two customers, sales of electricity and steam began in January 9, 1998, the date of Commercial Operation.

      The Partnership's date of Commercial Operation of January 9, 1998 was chosen because it was the date its customers started paying it for electricity and steam sold to them under its 20-year electricity purchase agreements and its 25-year steam purchase agreements. The Partnership believes the date should have been December 30, 1997 and is litigating this issue as part of the litigation described in Note 2.

      The Partnership's original general partners are Adwin Equipment Company, a wholly owned subsidiary of Eastern Pennsylvania Development Company, which is a wholly owned subsidiary of PECO Energy Company ("PECO") and O'Brien (Schuylkill) Cogeneration, Inc., ("O'Brien"), a wholly owned subsidiary of O'Brien Environmental Energy, Inc. Subsequent to the original Partnership formation, Adwin (Schuylkill) Cogeneration, Inc. ("Adwin"), a wholly owned subsidiary of Adwin Equipment Company, was assigned all rights, responsibilities, and obligations of the Partnership previously held by Adwin Equipment Company.

      Trigen (Schuylkill) Cogeneration, Inc. ("Trigen"), a wholly owned subsidiary of Trigen Energy Corporation and an affiliate of TPEC, Philadelphia Thermal Development Corporation, ("PTDC"), and Philadelphia United Power Corporation, ("PUPCO"), joined the Partnership as an equal partner as of March 1, 1996.

      In a reorganization plan, approximately 40% of the capital stock of O'Brien Environmental Energy, Inc. was acquired by NRG Energy, Inc., and the Company was renamed NRG Generating (U.S.) Inc. As a result of this reorganization, O'Brien became known as NRGG (Schuylkill) Cogeneration, Inc. ("NRGG"). During 1998, NRGG was renamed
      CogenAmerica Schuylkill, Inc. ("Cogen").

      The three general partners are equal partners, with net operating profits and losses and distributions to be allocated equally to the partners, subject to the terms and provisions as stated in the Amended and Restated Partnership Agreement.

2.    CONTINUATION OF BUSINESS

      The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed below, PECO has taken action to terminate its power purchase agreements with the Partnership. As a consequence, the Project Lender has determined that the

      Partnership is in default. These actions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties, other than the classification of the Project debt as current.

      ENGINEERING, PROCUREMENT AND CONSTRUCTION CONTRACT - Although the Partnership began Commercial Operation on January 9, 1998, the Partnership has not yet accepted care, custody or control of the Project from Westinghouse Electric Corporation (the "Contractor") due to the Partnership's concerns over design and construction issues. This issue is in arbitration.

      PECO - In March 1998, the Partnership received notice from PECO that PECO believes its power purchase agreements with the Partnership are no longer effective. PECO has refused to pay the rates set forth in the agreements based on its allegations that the Pennsylvania Public Utilities Commission (the "PPUC") has denied cost recovery of the power purchase agreements in retail electric rates.

      On March 9, 1998, the Partnership, along with Trigen, NRGG and TPEC (collectively "Plaintiffs") filed suit against PECO, Adwin and the PPUC (collectively "Defendants") in United States District Court for the District of Pennsylvania. The suit sought to enjoin PECO from terminating the power purchase agreements and to compel PECO to pay the rates set forth in the agreements. In addition, the Plaintiffs sought actual damages, punitive damages, attorneys' fees and costs. On March 19, 1998, the federal district court dismissed the lawsuit for lack of subject matter jurisdiction.

      On April 9, 1998, the Plaintiffs filed suit against the Defendants in the Court of Common Pleas (the "Court") for Philadelphia County in the State of Pennsylvania. Preliminary injunctive relief against PECO in the form of specific performance of the electric sale agreements, including payments according to the contract terms, was granted by the Court on May 6, 1998. A $50,000 bond required by the Court was posted by the Plaintiffs on May 7, 1998. On May 8, 1998, PECO sought a stay of the May 6 Order which was denied on May 20, 1998. Also on May 20, 1998, the Court issued a separate order adjudging PECO to be in civil contempt of the May 6 Order. A coercive sanction of $50,000 per day, or portion thereof, for nonpayment of all sums owing by PECO in accordance to the contract terms was included in the May 20, 1998 Order. An emergency application of stay by PECO of the May 6 Order was denied on May 22, 1998. As a result, PECO complied with the May 6 Order on May 22, 1998.

      CONSTRUCTION LOAN DEFAULT - On March 17, 1998 the Partnership received a notice of default from the Project Lender stating that PECO's determination that the power purchase agreements are no longer in effect constitutes a Material Adverse Effect as defined under the credit agreement. In addition, the Subordinate Credit Commitment (the "Subordinate Debt") contains cross-default provisions; accordingly upon notice of default from the Project Lender, the Partnership was in default on its Subordinate Debt. As of the date of this report, the default has not been waived; accordingly, the Partnership's long-term debt has been reclassified as current in the Partnership's balance sheet (see Note 6). The Project Lender has also restricted the Partnership's ability to make distributions to related parties for certain transactions, along with distributions to the Partners of Partnership earnings. In addition, the interest rate charged under the credit agreement increased to prime plus 2.00%, and the interest on the Subordinate Debt increased to prime plus 3.5% (9.75% and 11.25%, respectively, at December 31, 1998), the penalty interest rates.

      Management intends to vigorously pursue enforcement of the power purchase agreements, which if successful, should result in a cure of the construction loan and Subordinate Debt default.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) CAPITALIZED PROJECT COSTS - Construction of the Project was originally scheduled to be completed on or about December 8, 1997 (see Notes 1 and 5), at an estimated cost of $158,000,000. $128,000,000 was provided from the proceeds of the credit agreements (see Note 6), and $30,000,000 was provided from partners' capital contributions (see
          Note 7). The remainder has been financed through accounts and retainage payable. Capitalized Project costs include costs incurred in the development and construction of the gas and oil fired 150-megawatt cogeneration facility. The majority of these costs represent expenditures made under the Engineering, Procurement, and Construction contract between the Partnership and the Contractor. Other costs represent expenditures for legal, consulting, engineering and financing activities relating to the Project. All costs related to the design and construction of the Project up to the date of Commercial Operation on January 9, 1998, have been capitalized as construction work-in-progress when incurred and now are classified as plant in service, except deferred financing fees which are included in other assets.

          Substantially all of the property, plant and equipment is being depreciated over 20 years, the life of the Project's electric and contingent capacity sales agreements (see Note 4).

     (b) REVENUE RECOGNITION - The Partnership's primary source of revenues is from the sale of steam to TPEC and the sale of electricity generated by the Project to PECO. Pursuant to the Steam Sales Agreement, TPEC is obligated to purchase all of its steam requirements from the Project as defined in the agreement. Under the provisions of the Power Purchase Agreements, PECO has agreed to purchase, or accept delivery of, the net electric output from the Project, up to the lesser of 150 megawatts or the amount of electric output for which the Federal Energy Regulatory Commission ("FERC") has certified the Project.

     (c) SEGMENT REPORTING - The Partnership currently operates the Project, which produces two forms of salable energy from one generation process. Revenues from each of the two forms are disclosed on the statement of income.

     (d) INVENTORY - Inventory, which is recorded on the first-in, first-out basis, consists of the following at December 31:


                                               1998              1997

          Fuel                             $ 1,532,987       $ 1,020,469
          Spare Parts                          630,457
                                           -----------       -----------
                                           $ 2,163,444       $ 1,020,469
                                           -----------       -----------
                                           -----------       -----------




     (e) FAIR VALUE OF FINANCIAL INSTRUMENTS - The amounts reported in the balance sheets for accounts receivable, accounts payable and debt approximate fair value.

     (f) ACCOUNTING FOR INCOME TAXES - The Partnership is not a taxpaying entity for income tax purposes. Taxable income or loss from the Partnership is reportable by the Partners on their respective income tax returns. Accordingly, there is no recognition of income taxes in the financial statements.

     (g) INTEREST RATE HEDGING - The Partnership entered into interest rate swap agreements in order to hedge against future increases in interest rates. For swap contracts that effectively hedge interest rate exposures, the net cash amounts paid or received on the contract are accrued and recognized as an adjustment to interest expense over the period of the contract.

      (h) USE OF ESTIMATES - The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the amounts of expenses during the reporting periods. Actual results could differ from those estimates.

      (i) RECLASSIFICATIONS - Certain amounts in the 1997 financial statements have been reclassified to conform to current year presentation.

      (j) CASH AND CASH EQUIVALENTS - The Partnership classifies all investments with terms to maturity of less than three months upon purchase as cash and cash equivalents. Cash and cash equivalents at December 31, 1998 consist primarily of a money market investment account, which is carried at market, which approximates cost.

      (k) DEFERRED FINANCING COSTS - Deferred financing costs of $6,544,596 are amortized over the life of the credit agreements and are included in other assets.

      (l) REAL ESTATE TAXES - The Partnership has accrued real estate taxes as required in the Facility Lease (see Note 4). The Partnership has made its best estimate of its anticipated real estate taxes, but has not yet been billed by its local taxing authority. However, management does not believe that actual taxes due will be materially different than the amounts currently accrued.

4.    RELATED PARTY AGREEMENTS AND TRANSACTIONS

      FACILITY LEASE - The Project is located at 2600 Christian Street, Philadelphia, Pennsylvania, on the site of TPEC's Schuylkill Station and PECO's Schuylkill Station, which is owned by PECO. The Partnership has leased a portion of the land which TPEC has leased from PECO. The lease agreement with TPEC commenced on the date construction began, March 8, 1996, and will terminate 25 years from the date of Commercial Operation. The Partnership is obligated to pay TPEC $1 per year as rent. The Partnership is required to pay any increase in taxes, assessments and fees assessed against the site or the Facility during the lease term.

      DOCK FACILITY SERVICE AGREEMENT - The Partnership has an agreement with PTDC and TPEC, an affiliate of PTDC, for fuel oil transportation and storage services. The Partnership pays operating fees based on the number of barrels received at, or delivered to, the dock as well as a storage fee for barrels stored for use by the Project. These fees are adjusted annually based on the Consumer Price Index ("CPI"). During 1998 and 1997, the Partnership incurred costs associated with these services of $199,640 and $100,923, respectively, of which $12,862 and $100,923 is included in accounts payable at December 31, 1998 and 1997, respectively. The entrance to the Schuylkill Station of TPEC, which is also the entrance to the Project, was upgraded in 1997. The Partnership had previously agreed to reimburse TPEC for its share of the cost which amounted to $250,000.

      OPERATIONS AND MAINTENANCE AGREEMENT - PUPCO, a Delaware corporation, an affiliate of TPEC, manages and performs all operation and maintenance of the Project subsequent to the Commercial Operation date in accordance with a 25-year agreement. Prior to Commercial Operation, PUPCO was reimbursed for certain costs incurred during mobilization and received a monthly fee of $25,000 limited to $150,000 in total monthly fees. After Commercial Operation begins, the Partnership is required to pay PUPCO an annual operating fee of $600,000 as detailed in the agreement. A portion of the operating fee, $400,000, is adjusted annually based on changes in the CPI. As an additional fee, PUPCO will receive 30% of all payments received by the Partnership pursuant to the Contingent Capacity Purchase Addendum (Phase 1). The Partnership was billed by PUPCO annual operating fees of $600,000 and a capacity fee of $757,416, and reimbursable expenses of $1,647,658 for 1998, of which $1,497,003 was included in accounts payable at December 31, 1998. Included in those billings were $29,192 and $32,851 of fees and reimbursable expenses, respectively, which were capitalized as construction cost.

      STEAM SALE AGREEMENT - The Partnership has a 25-year agreement with TPEC in which the Partnership sells all of the steam produced by the plant to TPEC. The price for low- and high-pressure steam is determined based on a function of weighted average fuel price, CPI and the City of Philadelphia Tariff Water and Sewer Rates. The agreement requires TPEC to pay for a minimum of 3.3 Mlbs on an annual basis upon Commercial Operation. During 1998 and 1997, $18,113,962 and $851,182, respectively, was billed by the Partnership to TPEC for steam produced and capacity charges. Of the amounts billed in 1998 and 1997, $296,199 and $851,182, respectively, were capitalized as a reduction of construction costs as such sales occurred as a result of plant testing. Accounts receivable as of December 31, 1998 and 1997 include $3,985,346 and $851,182, respectively, due from TPEC for these billings.

      ELECTRIC AND CONTINGENT CAPACITY SALES AGREEMENTS - The Partnership has two 20-year electric sale agreements with PECO, commencing at the Commercial Operation date, whereby the Partnership supplies PECO with electric output at costs defined by the agreements. The terms of agreements require PECO to purchase or accept delivery of the net electric output from the power plant of the lesser of 150 megawatts or the amount of electric output for which the FERC has certified the power plant. The two parties also entered into a 20-year Contingent Capacity Purchase Addendum which requires PECO to purchase electric capacity from the Partnership. The addendum term commenced on the date of Commercial Operation. During 1998 and 1997, $61,932,981 and $1,778,911, respectively, was billed by the Partnership to PECO for electricity produced and capacity charges. Of the amounts billed in 1998 and 1997, $1,624,855 and $1,778,911, respectively, were applied as a reduction of construction costs as such sales occurred as a result of plant testing. Accounts receivable as of December 31, 1998 and 1997 include $6,693,424 and $1,778,911, respectively, due from PECO for these billings. As a result of the Project, PECO was required to construct an interconnection between its facility and the Partnership's facility. The costs associated with the interconnection, $2,355,426, were reimbursed to PECO by the Partnership during 1997. Other amounts paid to PECO during 1997 for reimbursement of expenses were $6,000 for the Partnership's portion of a joint thermal modeling study.

      STEAM VENTURE AGREEMENT - On September 17, 1993, TPEC, PUPCO and the Partnership entered into an Amended and Restated Steam Venture Agreement for the purpose of the Partnership designing, constructing, starting-up, and testing and owning a cogeneration facility, with the assistance of the other two participants. The agreement required the Partnership to pay PUPCO quarterly fees of $150,000 up to Commercial Operation. Amounts billed in 1997 were capitalized as construction costs; however, $252,635 was in accounts payable at December 31, 1997. After Commercial Operation commenced, PUPCO receives annual fees of $1,200,000 payable in monthly installments. Two-thirds of the annual fee is subject to an escalation of 3% per annum. During 1998 the Partnership was billed $1,200,000 by PUPCO under this agreement, of which $25,806 was capitalized as construction cost. Accounts payable at December 31, 1998, include $1,200,000 related to these billings. In addition, during 1997, the Partnership incurred PUPCO mobilization fees of $150,000.

      FUEL MANAGEMENT AGREEMENT - During 1998, the Partnership had an agreement with Exelon Corporation, a subsidiary of PECO, for fuel management services. Under the terms of the agreement, the Partnership was to pay Exelon a fee based on the amount of natural gas and liquid fuels delivered to the Project. During 1998, the Partnership incurred costs associated with these services of $176,480, of which $4,474 was capitalized as construction costs and $176,480 was included in accounts payable at December 31, 1998.

      CONSTRUCTION MANAGEMENT - NRGG received fees and reimbursed expenses for management services provided to the Project and for acting as the Partnership's representative to administer all third-party contracts during the construction phase. The arrangement commenced on March 8, 1996 and ceased upon Commercial Operation. During 1998, NRGG billed the Partnership fees and reimbursed expenses of $56,250 and $214,795, respectively, all of which was capitalized as construction cost. Accounts payable at December 31, 1997 included $205,201 of such fees and expenses.

      MANAGEMENT SERVICES AND OTHER - In accordance with the Partnership agreement, the Partnership is required to pay it's Managing Partner $150,000 per year for providing management services to the Partnership. NRGG acted as Managing Partner through November 15, 1998 and billed the Partnership fees and reimbursable expenses of $131,250 and $36,719, respectively of which $118,750 was included in accounts payable at December 31, 1998. Of these fees, $3,387 was capitalized as construction cost. Effective November 15, 1998, Trigen became the Managing Partner and billed the Partnership fees of $18,750 for the year ended December 31, 1998, all of which was included in accounts payable as of December 31, 1998. In addition, the Partnership purchases demineralized water from Trigen. For the year ended December 31, 1998, the Partnership purchased $2,206,869 of demineralized water from Trigen of which $46,671 was capitalized as a construction cost prior to commercial operation and $498,322 was included in accounts payable as of December 31, 1998.

5.    OTHER SIGNIFICANT CONTRACTS

      GAS SUPPLY AGREEMENT - The Partnership has a Gas Sales Agreement with Aquila Energy Marketing Corporation ("Aquila"), a Delaware corporation, providing for the purchase of natural gas to meet the power plant's requirements. The purchase of gas as stated in the agreement is divided into two tiers based on quantity purchased. The price of the first tier, for daily purchases up to 32,000 million British Thermal units (MMBtu) is based on the gas spot market plus a premium. The second tier, for daily purchases above the initial 32,000 MMBtu, is also based on the gas spot market plus a premium. The premium on second tier gas purchases is subject to annual negotiations effective for years beginning January 1, 1999 and after. In addition, beginning in 2001 the price of both tiers is indexed based on the electricity rate received by the Project. The agreement also has a pricing provision for winter quantity gas delivered to certain redelivery points as defined in the agreement. The initial term of the Gas Sales Agreement is 192 months from the initial delivery and may be extended for one-year renewal periods unless terminated by either party. During 1998, the Partnership purchased $14,691,090 of gas under this agreement.

      GAS TRANSPORTATION ARRANGEMENTS - The Partnership and the Philadelphia Authority for Industrial Development ("PAID") entered into a Service Agreement dated January 28, 1996, whereby PAID agreed to deliver non-interruptible local gas service to the Project for up to 50,000 Dekatherms ("Dth") per day from the date of Commercial Operation via an established agreement with Philadelphia Gas Works ("PGW"). The agreement between the Partnership and PAID is for a period of 25 years and may be extended at the mutual agreement of the two parties. The Partnership is committed to purchase transportation services for a minimum annual quantity based in part, on steam sales to Trigen. In addition, TPEC permanently released capacity of 15,000 Dth to the Partnership beginning November 1, 1997. TPEC retained first refusal privileges on this released capacity in the event that the Partnership does not require the additional capacity. During 1998, the Partnership purchased $3,187,640 of transportation services under these agreements.

      ENGINEERING, PROCUREMENT AND CONSTRUCTION CONTRACT - The Partnership has a $116,300,000 engineering, procurement and construction contract (the "EPC") with the Contractor. The contract guaranteed that the Project would be provisionally completed by December 8, 1997, the projected date of Commercial Operation. Provisions of the contract included rebates to the Partnership of $70,000 a day should the Contractor fail to complete the Project on schedule as well as bonus payments to the Contractor should the Project be completed prior to schedule. The contract was not completed on time. As such, a rebate in the amount of $1,722,000 has been recorded in accounts receivable at December 31, 1998. The Partnership believes this accrual is based on a conservative estimate. Currently, the Partnership and the Contractor are in arbitration over the completion of the EPC contract (see Note 2). Provisional acceptance of the Project has not yet occurred.

      COMBUSTION TURBINE PARTS SUPPLY AND REPAIR AND SCHEDULED OUTAGE SERVICES AGREEMENT - The Partnership entered into a combustion turbine parts supply and repair and scheduled outage services agreement with Westinghouse Electric Corporation as of August 29, 1997. The agreement requires the Partnership to purchase from the Contractor parts and miscellaneous hardware for the gas turbine comprising a portion of the Project, repair of parts for the gas turbine comprising a portion of the Project, and scheduled outage services and technical field assistance for unscheduled outages as defined in the agreement.

6.    CREDIT AGREEMENTS

      On March 1, 1996 the Partnership entered into a $125,000,000 Credit Agreement (the "Agreement") to provide construction and term loan financing for the purpose of financing a major portion of the Project facility. The Agreement provides the Partnership with $113,000,000 of construction loan commitments (the "Construction Loan") which are convertible to term loan commitments (the "Term Loan") after completion of certain criteria as stated in the Agreement, $7,000,000 in letter of credit commitments (the "LOC Commitment"), and $5,000,000 in working capital loan commitments (the "WC Loan"). Upon completion of the Project, the Construction Loan is due and payable or may be converted to a 15-year Term Loan, payable in quarterly installments through the year 2013. The Term Loan is available only to repay the Construction Loan. Substantially all of the Partnership's assets have been pledged as collateral under the Agreement.

      The Partnership had $94,324,049 outstanding under the Construction Loan at December 31, 1998. The Partnership has pledged $5,000,000 under its LOC Commitment for outstanding letters of credit as of December 31, 1998.

      Interest on balances outstanding under the Construction Loan and the WC Loan prior to conversion of Construction Loan to Term Loan, is based on either the base rate, as defined in the Agreement, or LIBOR plus 1.1% as elected by the Partnership at the time of borrowing, and was 6.66% at December 31, 1998. Interest on balances outstanding under the Term Loan and the WC Loan, subsequent to conversion of Construction Loan to Term Loan, is based on the rates as noted during the Construction Loan period and is subject to an increase in the percentage as defined in the Agreement. Interest on letters of credit outstanding under the LOC Commitment is currently 1.1%, and is subject to periodic increases during the term of the Agreement. The LOC Commitment also is subject to a fee of 0.125%, due quarterly.

      The Agreement provides for commitment fees of 0.375% on the unused Construction Loan, WC Loan and LOC Commitment.

      To protect the Project Lender from the uncertainty of interest rate changes during the term of the loan, the Partnership entered into an agreement (the "Swap Agreement") with Chase Manhattan Bank

      (the "Counterparty"), a participating bank in the Loan Agreement on March 1, 1996. Under the Swap Agreement, the Partnership agreed to swap interest payments with the Counterparty. Effective December 8, 1997, the Partnership is obligated to make fixed interest payments at a rate of 7.18% from effective date of December 8, 1997 through termination date of December 8, 2012 on a balance of $56,500,000 at December 8, 1997 and decreasing in accordance with the Swap Agreement. The Counterparty is obligated to make variable interest payments based on a three-month LIBOR, which was 5.2% at December 31, 1998, on the same balance.

      The Partnership also has a Subordinate Credit Commitment with the Project's Contractor. The Contractor agreed to lend the Partnership $15,000,000 to provide additional funding for the construction of the Project. The funds are available after the Construction Loan commitments described above have been exhausted and the Partners have made their equity contribution of $30,000,000 to be used for the continuation of the Project's construction. The term of the Subordinate Debt is nine years and interest on the Subordinate Debt will be calculated using the prime rate for the first four years and prime rate plus 1.5% for the remaining years. During 1998, the Partnership borrowed the full $15,000,000 available under the Subordinate Debt.

      During 1998, the Partnership received a notice of default from the Project Lender. Such default resulted in a cross-default on the Partnership's Subordinate Debt. See Note 2.

7.    CAPITAL CONTRIBUTIONS

      During 1997, the Construction Loan (see Note 6) was fully utilized. Each of the Partners made an equity contribution of $10,000,000. The last contributions were made December 29, 1997.

8.    NEW ACCOUNTING PRONOUNCEMENTS

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. This statement, which requires that costs related to start-up activities generally be expensed as incurred, is effective for fiscal years beginning after December 25, 1998. At this time, the Partnership has not determined the impact the adoption of this standard will have on the Partnership's financial statements.

      In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ("SFAS No. 133") ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities, is effective for fiscal years beginning after June 15, 1999. At this time, the Partnership has not determined the impact the adoption of this standard will have on the Partnership's financial statements.

9.    SUBSEQUENT EVENTS

      On February 28, 1999, the 20 year agreement with Exelon for fuel management services was terminated by mutual consent among the parties.

      On March 10, 1999, the Court of Common Pleas granted the Partnership's motion for partial summary judgement effectively deciding the issue of liability on the contract claim against PECO and in favor of the Partnership in the matter discussed in Note 2. The trial will now be limited to the amount of damages PECO must pay the Partnership and the counts of fraud, conversion, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duties.
      The trial is scheduled to begin March 29, 1999.


                                     ******

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form, S-8 (No. 333-38603) of Cogeneration Corporation of America of our report, dated January 26, 1999 (except for Note 9, as to which the date is March 10, 1999), on the financial statements for the years ended December 31, 1998 and 1997 of Grays Ferry Cogeneration Partnership appearing in this
Form 10-K.


/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 25, 1999

                                INDEX TO EXHIBITS



PERIODIC REPORTS, PROXY STATEMENTS AND OTHER INFORMATION FILED BY COGENAMERICA WITH THE SEC PURSUANT TO THE INFORMATIONAL REQUIREMENTS OF THE EXCHANGE ACT MAY BE INSPECTED AND COPIED AT THE SEC'S PUBLIC REFERENCE ROOM, 450 FIFTH STREET, N.W., WASHINGTON, D.C. 20549, AND THE PUBLIC MAY OBTAIN INFORMATION ON THE OPERATION OF THE PUBLIC REFERENCE ROOM BY CALLING THE SEC AT 1-800-SEC-0330. THE SEC ALSO MAINTAINS AN INTERNET SITE (HTTP://WWW.SEC.GOV) THAT MAKES AVAILABLE REPORTS, PROXY STATEMENTS AND OTHER INFORMATION REGARDING COGENAMERICA. THE COMPANY'S SEC FILE NUMBER REFERENCE IS COMMISSION FILE NO. 1-9208.


EXHIBIT NO.       DESCRIPTION
----------        ------------
2.1               Composite Fourth Amended and Restated Plan of Reorganization
                  for O'Brien Environmental Energy, Inc. (currently Cogeneration
                  Corporation of America) (the "Company") dated January 31, 1996 and proposed by the Company, the Official Committee of Equity
                  Security Holders, Wexford Management Corp. ("Wexford") and NRG
                  Energy, Inc. ("NRG Energy") filed as Exhibit 2.1 to Amendment
                  No. 1 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended June 30, 1996 (Commission File No. 1-9208)
                  and incorporated herein by this reference.

2.2               Order confirming Composite Fourth Amended and Restated Plan of
                  Reorganization for the Company proposed by the Company, the Official Committee of Equity Security Holders, Wexford and NRG
                  Energy dated February 13, 1996 and entered on February 22,
                  1996 and filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 13, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

2.3               Amended and Restated Stock Purchase and Reorganization
                  Agreement dated January 31, 1996 between the Company and NRG
                  Energy filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

2.4               Letter Agreement dated April 26, 1996 between the Company and
                  NRG Energy amending the Stock Purchase and Reorganization
                  Agreement filed as Exhibit 2.4 to Amendment No. 1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

2.5               Stock Purchase Agreement dated September 10, 1998 between the
                  Company and MCPC LLC filed as Exhibit 2.1 to the Company's
                  Current Report on 8-K dated October 9, 1998 (Commission File
                  No. 1-9208) and incorporated herein by this reference.

3.1               Amended and Restated Certificate of Incorporation of the
                  Company filed as Exhibit 3.1 to Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1998 (Commission File
                  No. 1-9208) and incorporated herein by this reference.

3.2 Restated Bylaws of the Company filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by reference.

10.1              Co-Investment Agreement dated April 30, 1996 between the
                  Company and NRG Energy filed as Exhibit 10.1 to Amendment No.
                  1 to the Company's Annual Report on

                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.2.1 Chapter 11 Financing Agreement dated August 30, 1995 between the Company and NRG Energy filed as Exhibit 10.2.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.2.2 Letter Agreement dated February 20, 1996 between the Company and NRG Energy amending the Chapter 11 Financing Agreement filed as Exhibit 10.2.2 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.2.3            Letter Agreement dated April 30, 1996 between the Company and
                  NRG Energy further amending the Chapter 11 Financing Agreement filed as Exhibit 10.2.3 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.3 Liquidating Asset Management Agreement dated April 30, 1996 between the Company and Wexford filed as Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.4 Management Services Agreement dated as of January 31, 1996 between the Company and NRG Energy filed as Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.5.1            Loan Agreement dated April 30, 1996 between the Company and
                  NRG Energy filed as Exhibit 10.5.1 to Amendment No. 1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.5.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $45,000,000 filed as Exhibit 10.5.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.6.1            Supplemental Loan Agreement dated April 30, 1996 between NRG
                  Energy and the Company filed as Exhibit 10.6.1 to Amendment
                  No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.6.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $15,855,545.25 filed as Exhibit 10.6.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.7.1            NRG Newark Cogen Loan Agreement dated April 30, 1996 between
                  NRG Energy and the Company filed as Exhibit 10.7.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.7.2 Note dated April 30, 1996 from the Company to NRG Energy in the principal amount of $24,000,000 filed as Exhibit 10.7.2 to Amendment No. 1 to the Company's Annual

                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.1            Credit Agreement dated May 17, 1996 between NRG Generating
                  (Newark) Cogeneration Inc. (currently CogenAmerica Newark
                  Inc.), NRG Generating (Parlin) Cogeneration Inc. (currently
                  CogenAmerica Parlin Inc.), Credit Suisse, Greenwich Funding
                  Corporation and any Purchasing Lender, as Lenders thereunder filed as Exhibit 10.8.1 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.2 Amendment No. 1 to the Credit Agreement dated June 28, 1996 between NRG Generating (Newark) Cogeneration Inc., NRG
                  Generating (Parlin) Cogeneration Inc. and Credit Suisse,
                  Greenwich Funding Corporation and any Purchase Lender (as defined therein) filed as Exhibit 10.8.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.3 Stock Pledge Agreement dated June 28, 1996 between the Company as Pledgor and Credit Suisse filed as Exhibit 10.8.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.8.4 Guaranty dated as of May 17, 1996 by NRG Energy, as Guarantor, to Credit Suisse, as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing Lender, as
                  Lenders under the Credit Agreement (as defined therein) filed as Exhibit 10.8.4 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.5 Guaranty dated as of June 28, 1996 by the Company as Guarantor to Credit Suisse as Agent for the benefit of Credit Suisse, Greenwich Funding Corporation and any Purchasing Lender, as
                  Lenders under the Credit Agreement (as defined therein) filed as Exhibit 10.8.5 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.6            Tax Indemnification Agreement dated June 28, 1996 between the
                  Company, NRG Generating (Newark) Cogeneration Inc., NRG
                  Generating (Parlin) Cogeneration Inc. and Credit Suisse filed as Exhibit 10.8.6 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.7            Assignment and Security Agreement dated June 28, 1996 between
                  NRG Generating (Parlin) Cogeneration Inc. and Credit Suisse filed as Exhibit 10.8.7 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.8 Amended and Restated Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 28, 1996 between
                  NRG Generating (Newark) Cogeneration Inc. and Credit Suisse filed as Exhibit 10.8.8 to Amendment No. 2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.8.9            Leasehold Mortgage, Assignment of Leases and Rents and
                  Security Agreement dated June 28, 1996 between NRG Generating
                  (Parlin) Cogeneration Inc. and Credit Suisse filed as Exhibit
                  10.8.9 to Amendment No. 2 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.8.10           Interest Rate Swap Agreement dated August 2, 1996 between NRG
                  Generating (Newark) Cogeneration Inc., NRG Generation (Parlin)
                  Cogeneration, Inc. and Credit Suisse filed as Exhibit 10.8.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.9              Loan Agreement dated March 8, 1996 between O'Brien
                  (Schuylkill) Cogeneration Inc. (currently CogenAmerica
                  Schuylkill Inc.) and NRG Energy in connection with the Grays
                  Ferry Partnership filed as Exhibit 10.9.1 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.10             Loan Agreement between the Company and PECO Energy Company
                  ("PECO") filed as Exhibit 10.10.6 to Amendment No. 2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.11.1           Long Term Power Purchase Contract for Cogeneration and Small
                  Power Production dated March 10, 1986 between the Company and
                  Jersey Central Power and Light ("JCP&L") and filed as Exhibit
                  10.3.11 to the Company's Registration Statement (File No.
                  33-11789) and incorporated herein by this reference.

10.11.2           Letter Agreement dated June 2, 1986 between the Company and
                  JCP&L amending the Long Term Power Purchase Contract filed as
                  Exhibit 10.11.2 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.11.3           Second Amendment to Power Purchase Agreement dated March 1,
                  1988 between the Company and JCP&L filed as Exhibit 10.11.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.11.4           Letter Agreement dated April 30, 1996 between O'Brien (Newark)
                  Cogeneration, Inc. (currently CogenAmerica Newark Inc.),
                  O'Brien (Parlin) Cogeneration, Inc. (currently CogenAmerica
                  Parlin Inc.) and JCP&L filed as Exhibit 10.11.4 to Amendment
                  No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.11.5           Third Amendment to Power Purchase Agreement dated April 30,
                  1996 between O'Brien (Newark) Cogeneration, Inc. and JCP&L filed as Exhibit 10.11.5 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.12             Transmission Service and Interconnection Agreement dated
                  November 17, 1987 between O'Brien Energy Systems, Inc.
                  (currently Cogeneration Corporation of America) and Public
                  Service Electric and Gas Company filed as Exhibit 10.14 to
                  Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.13.1           Steam Purchase Agreement dated October 3, 1986 between
                  O'Brien Cogeneration IV, Inc. (currently CogenAmerica Newark
                  Inc.) and Newark Boxboard Co. filed as Exhibit 10.15.1 to
                  Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.13.2 Amendment to Steam Purchase Agreement dated March 15, 1988 between O'Brien Cogeneration IV, Inc. and Newark Boxboard Co.
                  filed as Exhibit 10.15.2 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.13.3 Amendment to Steam Purchase Agreement dated July 18, 1988 between O'Brien (Newark) Cogeneration, Inc. and Newark Group
                  Industries, Inc. filed as Exhibit 10.15.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.14.1           Agreement for Purchase and Sale of Electric Power dated
                  October 20, 1986 between the Company and JCP&L and filed
                  Exhibit 10.3.12 to the Company's Registration Statement (File
                  No. 33-11789) and incorporated herein by this reference.

10.14.2           First Amendment to Agreement for Purchase and Sale Electric
                  Power dated June 11, 1991 between the Company and JCP&L filed as Exhibit 10.17.2 to Amendment No. 2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.14.3           Amended and Restated Agreement for Purchase and Sale of
                  Electric Power dated April 30, 1996 between O'Brien (Parlin)
                  Cogeneration, Inc. and JCP&L filed as Exhibit 10.17.3 to
                  Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.14.4           Letter Agreement dated April 30, 1996 between O'Brien (Parlin)
                  Cogeneration, Inc. and JCP&L filed as Exhibit 10.17.4 to
                  Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.15.1           Steam Purchase Contract dated December 8, 1986 between the
                  Company and E.I. du Pont de Nemours ("E.I. du Pont") and
                  Company filed as Exhibit 10.20.1 to Amendment No. 1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.15.2           Amendment No. 1 to Steam Purchase Contract dated January 12,
                  1988 between the Company and E.I. du Pont filed as Exhibit
                  10.20.2 to Amendment No. 1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.15.3           Letter Agreement dated July 25, 1988 between the Company and
                  E.I. du Pont filed as Exhibit 10.20.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.15.4           Amendment No. 3 to Steam Purchase Agreement dated December 12,
                  1988 between the Company and E.I. du Pont filed as Exhibit
                  10.20.4 to Amendment No. 1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.15.5           Amendment No. 4 to Steam Purchase Contract dated July 14, 1989 between the Company and E.I. du Pont filed as Exhibit 10.20.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.15.6           Amendment No. 5 to Steam Purchase Contract dated February 16,
                  1993 between the Company and E.I. du Pont filed as Exhibit
                  10.20.6 to Amendment No. 1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.16.1 Electricity Purchase Contract dated January 18, 1988 between the Company and E.I. du Pont filed as Exhibit 10.21.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.16.2           Electricity Purchase Contract dated April 30, 1996 between
                  O'Brien (Parlin) Cogeneration, Inc. and NRG Parlin Inc. filed as Exhibit 10.21.2 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.16.3           Assignment of Electricity Purchase Contract dated April 30,
                  1996 between O'Brien (Parlin) Cogeneration, Inc., NRG Parlin,
                  Inc. and E.I. du Pont filed as Exhibit 10.21.3 to Amendment
                  No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.17             Amended and Restated Partnership Agreement of Grays Ferry
                  Cogeneration Partnership ("Grays Ferry") dated March 1, 1996, between Adwin (Schuylkill) Cogeneration, Inc. ("Adwin
                  Schuylkill"), O'Brien (Schuylkill) Cogeneration, Inc. and
                  Trigen-Schuylkill Cogeneration, Inc. ("Trigen-Schuylkill") filed as Exhibit 10.23 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.18.1           Acquisition Agreement dated March 1, 1996 between Adwin
                  Schuylkill, O'Brien (Schuylkill) Cogeneration, Inc. and
                  Trigen-Schuylkill filed as Exhibit 10.24.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.18.2           Side Agreement dated March 1, 1996 between Adwin Schuylkill,
                  O'Brien (Schuylkill) Cogeneration, Inc. and Trigen-Schuylkill filed as Exhibit 10.24.2 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.19.1           Contingent Capacity Purchase Addendum to the Agreement for
                  Purchase of Electric Output (Phase I) dated September 17, 1993 between PECO and Grays Ferry filed as Exhibit 10.25.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.19.2           Contingent Capacity Purchase Addendum to the Agreement for
                  Purchase of Electric Output (Phase II) dated September 17,
                  1993 between PECO and Grays Ferry filed as Exhibit 10.25.2 to
                  Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.19.3           Amendment Agreement dated January 31, 1994 between PECO and
                  Grays Ferry filed as Exhibit 10.25.3 to Amendment No. 2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.19.4           Agreement for Purchase of Electric Output (Phase I) dated July
                  28, 1992 between PECO and Grays Ferry filed as Exhibit 10.25.4 to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.19.5           Agreement for Purchase of Electric Output (Phase II) dated
                  July 28, 1992 between PECO and Grays Ferry filed as Exhibit
                  10.25.5 to Amendment No. 2 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.20.1           Amended and Restated Steam Purchase Agreement dated September
                  17, 1993 among Philadelphia Thermal Energy Corporation
                  ("PTEC"), Adwin Equipment Company ("Adwin"), the Company and
                  Grays Ferry filed as Exhibit 10.26.1 to Amendment No. 1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.20.2           Amended and Restated Steam Venture Agreement dated September
                  17, 1993 among PTEC, Philadelphia United Power Corporation
                  ("PUPCO"), Adwin and the Company filed as Exhibit 10.26.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.21.1           Amended and Restated Project Services and Development
                  Agreement dated September 17, 1993 by and between PUPCO and Grays Ferry filed as Exhibit 10.27.1 to Amendment No. 2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.21.2           Consent to Assignment of Agreement dated March 1, 1996 between
                  PUPCO, Grays Ferry and The Chase Manhattan Bank, N.A.
                  ("Chase") filed as Exhibit 10.27.2 to Amendment No. 1 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.22 Amended and Restated Site lease, dated September 17, 1993 between PTEC and Grays Ferry filed as Exhibit 10.28 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.23.1           NRG Generating (Newark) Cogeneration Inc./Power Operations,
                  Inc. Operating and Maintenance Agreement dated November 8,
                  1996 between NRG Generating (Newark) Cogeneration Inc. and
                  Power Operations, Inc. filed as Exhibit 10.25.1 to the
                  Company's

                  Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.23.2           NRG Generating (Parlin) Cogeneration Inc./Power Operations,
                  Inc. Operating and Maintenance Agreement dated December 31,
                  1996 between NRG Generating (Parlin) Cogeneration Inc. and
                  Power Operations, Inc. filed as Exhibit 10.25.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.23.3           Guarantee of Operator's Obligations by the Company dated
                  November 8, 1996 relative to NRG Generating (Newark)
                  Cogeneration Inc. filed as Exhibit 10.25.3 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.23.4           Indemnification Agreement dated March 21, 1997 between NRG
                  Generating (Newark) Cogeneration Inc., NRG Generating (Parlin)
                  Cogeneration Inc., NRG Energy and Credit Suisse First Boston filed as Exhibit 10.25.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.23.5           Stock Purchase Agreement dated January 1, 1997 between NRG
                  Energy and the Company filed as Exhibit 10.25.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.23.6           Guarantee of Operator's Obligations by NRG Energy dated March
                  21, 1997 between NRG Generating (Newark) Cogeneration Inc. and
                  NRG Generating (Parlin) Cogeneration Inc. filed as Exhibit
                  10.25.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.23.7           Consent to Assignment of Operating Guaranty Agreement dated
                  March 21, 1997 between NRG Generating (Newark) Cogeneration
                  Inc., NRG Generating (Parlin) Cogeneration Inc., NRG Energy and Credit Suisse First Boston filed as Exhibit 10.25.7 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.1           Credit Agreement dated December 17, 1997 between the Company,
                  MeesPierson Capital Corp. and the Lenders (as defined therein) filed as Exhibit 10.26.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.2           Promissory Note dated December 17, 1997 from the Company to
                  MeesPierson Capital Corp. in the principal amount of $30,000,000 filed as Exhibit 10.26.2 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.3 Pledge Agreement dated December 17, 1997, between the Company and MeesPierson Capital Corp. filed as Exhibit 10.26.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.4           Guarantee dated as of December 17, 1997, made by O'Brien
                  (Philadelphia) Cogeneration Inc. in favor of MeesPierson
                  Capital Corp. filed as Exhibit 10.26.4 to the

                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.5 General Security Agreement dated as of December 17, 1997, between O'Brien (Philadelphia) Cogeneration Inc. and
                  MeesPierson Capital Corp. filed as Exhibit 10.26.5 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.6 General Security Agreement dated as of December 17, 1997, by the Company in favor of MeesPierson Capital Corp. filed as
                  Exhibit 10.26.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File
                  No. 1-9208) and incorporated herein by this reference.

10.24.7           General Security Agreement dated as of December 17, 1997, by
                  O'Brien Energy Services Company in favor of MeesPierson
                  Capital Corp. filed as Exhibit 10.26.7 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.8           Subordination Agreement dated as of December 10, 1997, among
                  MeesPierson Capital Corp., the Senior Lenders, the Company and
                  NRG Energy filed as Exhibit 10.26.8 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.9           Subordination Agreement dated as of December 17, 1997 among
                  MeesPierson Capital Corp., the Senior Lenders, O'Brien
                  (Philadelphia) Cogeneration Inc. and O'Brien Energy Services
                  Company filed as Exhibit 10.26.9 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.24.10          First Amendment to Credit Agreement dated as of February 12,
                  1999 between the Company and MeesPierson Capital Corp.

10.25.1 Membership Interest Purchase Agreement dated December 10, 1997 between NRG Energy, NRGG Funding Inc. (currently CogenAmerica
                  Funding Inc.) and the Company filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 30, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.2           Equity Commitment Agreement dated September 15, 1997 between
                  NRG Energy and Chase filed as Exhibit 10.27.2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.3 Assignment and Assumption Agreement dated December 10, 1997 between NRG Energy and NRGG Funding Inc. filed as Exhibit
                  10.27.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.4           Equity Commitment Guaranty, dated as of December 10, 1997 by
                  NRG Energy in favor of Chase and NRG (Morris) Cogen, LLC
                  (currently CogenAmerica Morris LLC) filed as Exhibit 10.27.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.5           Amendment and Consent, dated as of December 10, 1997 among NRG
                  (Morris) Cogen, LLC and the banks (the "Banks") party to the Credit Agreement, dated as of September 15, 1997, among NRG
                  (Morris) Cogen, LLC, the Banks and Chase filed as Exhibit
                  10.27.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.6           Construction Services Agreement dated August 29, 1997 between
                  NRG (Morris) Cogen, LLC and NRG Energy filed as Exhibit
                  10.27.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.7           First Amendment to Construction Services Agreement dated
                  December 10, 1997 between NRG (Morris) Cogen, LLC and NRG
                  Energy filed as Exhibit 10.27.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.8 Construction and Term Loan Agreement dated September 15, 1997 between NRG (Morris) Cogen, LLC, Chase and the Banks filed as
                  Exhibit 10.27.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File
                  No. 1-9208) and incorporated herein by this reference.

10.25.9           Consent and Amendment, dated as of December 10, 1997, among
                  NRG (Morris) Cogen, LLC, the Banks and Chase filed as Exhibit
                  10.27.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.10 Pledge and Security Agreement, dated as of December 10, 1997 by NRGG Funding Inc. and NRG Morris, Inc. (currently
                  CogenAmerica Morris Inc.) in favor of Chase filed as Exhibit
                  10.27.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.11 Supplemental Loan Agreement, dated as of December 10, 1997 between NRG Energy, the Company and NRGG Funding Inc. filed as
                  Exhibit 10.27.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File
                  No. 1-9208) and incorporated herein by this reference.

10.25.12          Subordination Agreement, dated as of December 10, 1997 between
                  Chase and NRG Energy filed as Exhibit 10.27.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.13          Subordinated Pledge and Security Agreement, dated as of
                  December 10, 1997 by NRGG Funding Inc. and NRG Morris, Inc. to
                  NRG Energy filed as Exhibit 10.27.13 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.14 Operation and Maintenance Agreement dated September 19, 1997 between NRG (Morris) Cogen, LLC and NRG Morris Operations Inc.
                  filed as Exhibit 10.27.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.15          First Amendment to Operation and Maintenance Agreement dated
                  December 10, 1997 between NRG (Morris) Cogen, LLC and NRG
                  Morris Operations Inc filed as Exhibit

                  10.27.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.16          Assignment, Assumption and Consent, dated as of December 30,
                  1997 among NRG Energy, NRGG Funding Inc., the Company and
                  Equistar Chemicals, LP a successor in interest to Millennium
                  Petrochemicals, Inc. filed as Exhibit 10.27.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.17 Limited Guaranty dated September 19, 1997 by NRG Energy for the benefit of NRG (Morris) Cogen, LLC filed as Exhibit
                  10.27.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.25.18 First Amendment to Limited Guaranty, dated as of the 10th day of December, 1997 that amends the Limited Guaranty made by NRG
                  Energy for the benefit of NRG (Morris) Cogen, LLC dated
                  September 19, 1997 filed as Exhibit 10.27.18 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.25.19          First Amendment to Loan Agreement dated as of November 30,
                  1998 between the Company, CogenAmerica Funding Inc., and NRG
                  Energy.

10.26             Lease dated July 18, 1988 between Newark Group Industries,
                  Inc. and O'Brien (Newark) Cogeneration, Inc. filed as Exhibit
                  10.29 to Amendment No. 2 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.27             Ground Lease dated January 2, 1987 between E.I. Du Pont and
                  Company and O'Brien Energy Systems, Inc. filed as Exhibit
                  10.30 to Amendment No. 2 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.28.1*          NRG Generating (U.S.) Inc. 1996 Stock Option Plan ("1996
                  Plan") dated September 20, 1996 and filed as Appendix A to the Company's Proxy Statement dated October 28, 1996 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.28.2*          Form of 1996 Plan Incentive Stock Option Agreement filed as
                  Exhibit 10.31.2 to Amendment No. 1 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended June 30, 1996
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.28.3* Form of 1996 Plan Employee Nonqualified Stock Option Agreement filed as Exhibit 10.31.3 to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

10.28.4*          Form of 1996 Plan Nonemployee Director Nonqualified Stock
                  Option Agreement filed as Exhibit 10.31.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Commission File No. 1-9208) and incorporated herein by this reference.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Item 14(c) of Form 10-K.

10.29.1*          NRG Generating (U.S.) Inc. 1997 Stock Option Plan ("1997
                  Plan") dated May 1, 1997 and filed as an Appendix to the Company's Proxy Statement dated April 24, 1997 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.29.2*          Form of 1997 Plan Incentive Stock Option Agreement filed as
                  Exhibit 10.31.2 to the Company's Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.29.3* Form of 1997 Plan Employee Nonqualified Stock Option Agreement filed as Exhibit 10.31.3 to the Company's Report on Form 10-K for the year ended December 31, 1997 (Commission File No.
                  1-9208) and incorporated herein by this reference.

10.29.4*          Form of 1997 Plan Nonemployee Director Nonqualified Stock
                  Option Agreement filed as Exhibit 10.31.4 to the Company's
                  Report on Form 10-K for the year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.30* Employment Agreement dated March 28, 1997 between the Company and Robert T. Sherman, Jr., and filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.31*            Employment Agreement dated August 28, 1997 between the
                  Company and Richard Stone filed as Exhibit 10.33 in the Compay's Report on Form 10-K for the year ended December 31,
                  1997 (Commission File No. 1-9208) and incorporated herein by this reference.

10.32             Confidentiality Agreement dated October 3, 1997 between the
                  Company and NRG Energy filed as Exhibit 10.35 in the Company's
                  Report on Form 10-K for the year ended December 31, 1997
                  (Commission File No. 1-9208) and incorporated herein by this reference.

10.33*            Settlement Agreement and Mutual Release dated December 1,
                  1998 between the Company, Robert T. Sherman, and NRG Energy.

10.34 Loan Agreement dated as of October 9, 1998 between NRG Energy, the Company, CogenAmerica Pryor Inc. and Oklahoma Loan
                  Acquisition Corporation.

10.35.1*          NRG Generating (U.S.) Inc. 1998 Stock Option Plan ("1998
                  Plan") dated May 20, 1998 and filed as an Appendix to the Company's Proxy Statement dated April 27, 1998 (Commission
                  File No. 1-9208) and incorporated herein by this reference.

10.35.2*          Form of 1998 Plan Incentive Stock Option Agreement.

10.35.3*          Form of 1998 Plan Employee Nonqualified Stock Option Agreement.

10.35.4*          Form of 1998 Plan Nonemployee Director Nonqualified Stock
                  Option Agreement.

10.35.5*          Form of 1998 Plan Nonemployee Nonqualified Stock Option
                  Agreement.

21                List of Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27                Financial Data Schedule.