Form 10-Q
period 1999-03-31
COGENERATION CORP OF AMERICA
filed 1999-05-14
CIK 795185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

                                   (Mark one)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

     COMMISSION FILE NUMBER 1-9208

                       COGENERATION CORPORATION OF AMERICA
               (Exact name of Registrant as Specified in Charter)

                DELAWARE                                      59-2076187
       (State or other jurisdiction                        (I.R.S. Employer
           of incorporation)                              Identification No.)

                                   -----------

                         ONE CARLSON PARKWAY, SUITE 240
                        MINNEAPOLIS, MINNESOTA 55447-4454
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 745-7900

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X   Yes         No
                                                -----       -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 19-34 subsequent to the distribution of securities
under a plan confirmed by a court.   X   Yes        No
                                   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,857,269 shares of common stock, $0.01 par value per share (the "Common Stock"), as of April 27, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       COGENERATION CORPORATION OF AMERICA
                                    FORM 10-Q
                                 MARCH 31, 1999

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION:

   Item 1.      Financial Statements.........................................  3
                Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998.......................  3
                Consolidated Statements of Operations -
                  Three months ended March 31, 1999 and March 31, 1998.......  4
                Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and March 31, 1998.......  5
                Notes to Consolidated Financial Statements...................  6

   Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 11

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk... 22


PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings............................................ 23

   Item 6.      Exhibits and Reports on Form 8-K............................. 24

   Signature................................................................. 25

   Index to Exhibits......................................................... 26

                                     PART 1
                              FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                       COGENERATION CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                         MARCH 31,          DECEMBER 31,
                                                                           1999                 1998
                                                                      ----------------    ----------------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents....................................       $         4,338     $         3,568
  Restricted cash and cash equivalents.........................                15,364              12,135
  Accounts receivable, net.....................................                20,605              14,326
  Receivables from related parties.............................                    61                 130
  Inventories..................................................                 2,269               2,683
  Other current assets.........................................                   304                 640
                                                                      ----------------    ----------------
    Total current assets.......................................                42,941              33,482

  Property, plant and equipment, net of accumulated
   depreciation of $50,969 and $47,819, respectively...........               241,733             244,040
  Investments in equity affiliates.............................                18,823              18,179
  Deferred financing costs, net................................                 6,111               6,503
  Other assets.................................................                16,468              16,470
                                                                      ----------------    ----------------
    Total assets...............................................       $       326,076     $       318,674
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc....       $         9,591     $         7,020
  Current portion of nonrecourse long-term debt................                 7,849               8,060
  Current portion of recourse long-term debt...................                 1,509               1,550
  Short-term borrowings........................................                 2,128               1,887
  Accounts payable.............................................                 9,033               8,800
  Prepetition liabilities......................................                   811                 803
  Other current liabilities....................................                 3,653               4,227
                                                                      ----------------    ----------------
    Total current liabilities..................................                34,574              32,347

  Loans due NRG Energy, Inc....................................                42,263              36,123
  Nonrecourse long-term debt...................................               187,684             189,848
  Recourse long-term debt......................................                45,225              45,225
  Deferred tax liabilities, net................................                 2,793               2,793
  Other liabilities............................................                 7,298               8,525
                                                                      ----------------    ----------------
    Total liabilities..........................................               319,837             314,861

Stockholders' equity (deficit):
  Common stock, par value $.01, 50,000,000 shares authorized
   6,871,069 shares issued, 6,857,269 and 6,836,769 shares
   outstanding as of March 31, 1999 and December 31, 1998,
   respectively................................................                    68                  68
  Additional paid-in capital...................................                65,813              65,715
  Accumulated deficit.                                                        (59,190)            (61,590)
  Accumulated other comprehensive income (loss)................                  (452)               (380)
                                                                      ----------------    ----------------
    Total stockholder's equity (deficit).......................                 6,239               3,813
                                                                      ----------------    ----------------
    Total liabilities and stockholders' equity (deficit).......       $       326,076     $       318,674
                                                                      ----------------    ----------------
                                                                      ----------------    ----------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED
                                                                  --------------------------------
                                                                    MARCH 31,          MARCH 31,
                                                                      1999                1998
                                                                  ------------        ------------
        REVENUES:
         Energy revenues...........................               $   22,745          $   11,283
         Equipment sales and services..............                    3,807               5,471
         Rental revenues...........................                        -                 875
                                                                  ------------        ------------
                                                                      26,552              17,629

        COST OF REVENUES:
         Cost of energy revenues...................                   12,803               3,513
         Cost of equipment sales and services......                    3,327               4,739
         Cost of rental revenues...................                        -                 650
                                                                  ------------        ------------
                                                                      16,130               8,902
                                                                  ------------        ------------

           Gross profit............................                   10,422               8,727

         Selling, general and
          administrative expenses..................                    1,683               2,107
                                                                  ------------        ------------

           Income from operations..................                    8,739               6,620
                                                                  ------------        ------------

         Interest and other income.................                      125                 218
         Equity in earnings of affiliates..........                      670               1,007
         Interest and debt expense.................                   (5,706)             (3,553)
                                                                  ------------        ------------

           Income before income taxes..............                    3,828               4,292

         Provision for income taxes................                    1,428               1,619
                                                                  ------------        ------------

           Net income..............................               $    2,400          $    2,673
                                                                  ------------        ------------
                                                                  ------------        ------------

         Basic earnings per share..................               $     0.35          $     0.39
                                                                  ------------        ------------
                                                                  ------------        ------------

         Diluted earnings per share................               $     0.35          $     0.38
                                                                  ------------        ------------
                                                                  ------------        ------------

         Weighted average shares
          outstanding (Basic)......................                    6,847               6,837
                                                                  ------------        ------------
                                                                  ------------        ------------

         Weighted average shares
          outstanding (Diluted)....................                    6,918               7,010
                                                                  ------------        ------------
                                                                  ------------        ------------


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                     --------------------------------
                                                                         MARCH 31,        MARCH 31,
                                                                           1999             1998
                                                                     ---------------   --------------
Cash Flows from Operating Activities:
 Net income...................................................       $        2,400    $       2,673
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization............................                3,542            2,106
     Equity in earnings of affiliates.........................                 (644)          (1,007)
     Gain on disposition of property and equipment............                    -              (67)
     Other, net...............................................                    -               29
     Changes in operating assets and liabilities:
       Accounts receivable, net...............................               (6,270)            (302)
       Inventories............................................                  381                3
       Receivables from related parties.......................                   69               22
       Other assets...........................................                  339              325
       Accounts payable and other current liabilities.........                 (188)          (1,303)
                                                                     ---------------   --------------

         Net cash provided by (used in) operating activities..                 (371)           2,479
                                                                     ---------------   --------------

Cash Flows from Investing Activities:
 Capital expenditures.........................................               (2,071)         (25,314)
 Proceeds from disposition of property and equipment..........                    -               71
 Collections on notes receivable..............................                    -               26
 Deposits into restricted cash accounts, net..................               (3,221)            (102)
                                                                     ---------------   --------------

         Net cash used in investing activities................               (5,292)         (25,319)
                                                                     ---------------   --------------

Cash Flows from Financing Activities:
 Proceeds from long-term debt.................................               12,874           23,387
 Repayments of long-term debt.................................               (6,780)          (2,176)
 Net proceeds of short-term borrowing.........................                  241            3,168
 Deferred financing costs.....................................                    -               (4)
 Purchase of treasury stock...................................                  (50)               -
 Proceeds from issuance of common stock.......................                  148                -
                                                                     ---------------   --------------

         Net cash provided by financing activities............                6,433           24,375
                                                                     ---------------   --------------

Net increase in cash and cash equivalents.....................                  770            1,535
Cash and cash equivalents, beginning of period................                3,568            3,444
                                                                     ---------------   --------------
Cash and cash equivalents, end of period......................       $        4,338    $       4,979
                                                                     ---------------   --------------
                                                                     ---------------   --------------

Supplemental disclosure of cash flow information:
  Interest paid...............................................       $        3,786    $       3,237
  Income taxes paid...........................................                   38              347

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cogeneration Corporation of America ("CogenAmerica" or the "Company") is an independent power producer pursuing "inside-the-fence" cogeneration products in the U.S. The Company is engaged primarily in the business of developing, owning and managing the operation of cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. The Company is currently focusing on natural gas-fired cogeneration projects with long-term contracts for substantially all of the output of such projects. In addition the Company sells and rents power generation and standby/peak shaving equipment and services through several wholly owned subsidiaries operating under the common name "PUMA".

       BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated. Investments in companies, partnerships and projects that are more than 20% but less than majority-owned are accounted for by the equity method.

       The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods presented. Results of operations for an interim period may not give a true indication of results for the year.

       NET EARNINGS PER SHARE

       Basic earnings per share ("EPS") includes no dilution and is computed by dividing net income (loss) by the weighted average share of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method.

                                      THREE MONTHS ENDED                                    THREE MONTHS ENDED
                                        MARCH 31, 1999                                        MARCH 31, 1998
                      ----------------------------------------------------  ----------------------------------------------------
                           INCOME               SHARES                           INCOME               SHARES
                         (NUMERATOR)         (DENOMINATOR)         EPS         (NUMERATOR)         (DENOMINATOR)         EPS
                      ------------------  --------------------  ----------  ------------------  --------------------  ----------
Net income:
 Basic EPS            $       2,400       $         6,847       $ 0.35      $      2,673        $         6,837      $  0.39
 Effect of dilutive
   stock options                  -                    71                              -                    173
                      ------------------  --------------------              ------------------  --------------------

 Diluted EPS          $       2,400       $         6,918       $ 0.35      $      2,673        $         7,010      $  0.38
                      ------------------  --------------------              ------------------  --------------------
                      ------------------  --------------------              ------------------  --------------------

2.     LOANS AND PAYABLES DUE NRG ENERGY, INC.

       Amounts owed to NRG Energy, Inc. are comprised of the following:

                                                                                     THREE MONTHS ENDED
                                                                           --------------------------------------
                                                                               MARCH 31,           DECEMBER 31,
                                                                                 1999                  1998
                                                                           -----------------    -----------------
Long-term debt:
 Note due April 30, 2001                                                   $         2,539      $         2,539
 Grays Ferry note due July 1, 2005                                                   1,900                1,900
 Pryor note due September 30, 2004                                                  23,415               23,947
 Morris note due December 31, 2004                                                  21,069               12,027
                                                                           -----------------    -----------------
                                                                                    48,923               40,413
    Less current portion                                                            (6,660)              (4,290)
                                                                           -----------------    -----------------
                                                                          $         42,263     $         36,123
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

Current maturities of loans and accounts payable:
 Current maturities:
   Morris note                                                             $         4,149      $         2,104
   Pryor note                                                                        2,511                2,186
 Accounts payable:
   Management services, operations and other                                         2,931                2,730
                                                                           -----------------    -----------------
                                                                           $         9,591      $         7,020
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------

3.     COMPREHENSIVE INCOME

       The Company's comprehensive income is comprised of net income and other comprehensive income, which consists solely of foreign currency translation adjustments. Income taxes have not been provided on the foreign currency translation adjustments as the earnings of the foreign subsidiary are considered permanently reinvested. The components of comprehensive income, for the first quarter of 1999 and 1998 were as follows:

                                                                                THREE MONTHS ENDED
                                                                         -------------------------------
                                                                            MARCH 31,        MARCH 31,
                                                                              1999             1998
                                                                         -------------     -------------
                   Net income                                            $     2,400       $     2,673
                   Foreign currency translation                                  (72)               35
                   gain (loss)
                                                                         -------------     -------------
                   Comprehensive income                                  $     2,328       $     2,708
                                                                         -------------     -------------
                                                                         -------------     -------------

4.       INVESTMENT IN EQUITY AFFLIATES

         Investments in equity affiliates consist of the following:

                                                                          MARCH 31,        DECEMBER 31,
                                                                             1999              1998
                                                                         --------------------------------
                   Grays Ferry (33% owned)                               $    18,234       $    17,603
                   PoweRent Limited (50% owned)                                  589               576
                                                                         -------------     -------------
                                                                         $    18,823       $    18,179,
                                                                         -------------     -------------
                                                                         -------------     -------------

GRAYS FERRY

       On March 31, 1999, CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, had a one-third partnership interest in the Grays Ferry Cogeneration Partnership("Grays Ferry"). The other partners as of such date were affiliates of PECO Energy Company ("PECO")and Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through 2022 and two 20-year contracts ("PPAs") to supply all of the electricity produced by the project to PECO through 2017.

       The Company accounts for its investment in Grays Ferry by the equity method. The Company's equity in earnings of the partnership was $631 and $986 for the three months ended March 31, 1999 and 1998, respectively.

       On April 23, 1999, Grays Ferry and PECO reached final settlement on the resolution of litigation concerning the parties' Power Purchase Agreements. Under the terms of the settlement, PECO transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, the Company's respective interest in Grays Ferry increased to 50% effective April 23, 1999 (See Note 6). Summarized financial information for Grays Ferry for the three months ended March 31, 1999 and 1998 is presented below:

                                                                                THREE MONTHS ENDED
                                                                         -------------------------------
                                                                           MARCH 31,         MARCH 31,
                                                                             1999               1998
                                                                         -------------     -------------
                   Current assets                                        $    30,595       $    28,137
                   Non-current assets                                    $   157,505       $   161,944
                   Current liabilities                                   $   136,493       $   151,680
                   Non-current liabilities                               $         -       $         -

                   Net revenues                                          $    19,174       $    17,033
                   Cost of sales                                         $    11,803       $    10,863
                   Operating income                                      $     4,539       $     5,172
                   Partnership net income                                $       869       $     2,958

POWERENT LIMITED

       PoweRent Limited ("PoweRent") is a 50% owned United Kingdom Company owned by PUMA that sells and rents power generation equipment. The Company accounts for its investment by the equity method. The Company's equity in earnings was $13 and $27 for the three months ended March 31, 1999 and 1998, respectively.

       The Company has determined and previously announced that its equipment sales, rental and services business is not a part of its strategic plan. The Company is currently pursuing several avenues for the disposition of PUMA, which is not expected to have a material adverse effect on the Company's final position or results of operations.

5.     SEGMENT INFORMATION

       The Company is engaged principally in developing, owning and managing cogeneration projects and the sale and service of cogeneration related equipment. The Company has classified its operations in the following segments: energy, and equipment sales, rental and service. The energy segment consists of cogeneration and standby/peak shaving projects. The equipment sales, rental and service segment consists of PUMA, the Company's wholly-owned subsidiary based in the United Kingdom and O'Brien Energy Services Company ("OES") until its sale in November 1998. Summarized information about the Company's operations in each industry segment are as follows:

                                                                                      QUARTER ENDED MARCH 31, 1999
                                                                  ------------------------------------------------------------------
                                                                                     EQUIPMENT
                                                                                   SALES, RENTAL
                                                                    ENERGY           & SERVICE              OTHER           TOTAL
                                                                  ----------       --------------        -----------     -----------
Revenues                                                          $ 22,745         $      3,807          $      -        $  26,552
Depreciation & amortization                                          3,123                   27                 -            3,150
Other cost of revenues                                               9,680                3,300                 -           12,980
                                                                  ----------       --------------        -----------     -----------
Gross profit                                                         9,942                  480                 -           10,422
Selling, general & administrative expenses                           1,121                  354               208            1,683
                                                                  ----------       --------------        -----------     -----------
Income (loss) from operations                                        8,821                  126              (208)           8,739
Interest & other income                                                 76                    -                49              125
Interest & debt expense                                             (5,212)                 (72)             (422)          (5,706)
Equity in earning of affiliates                                        630                   40                 -              670
                                                                  ----------       --------------        -----------     -----------
Income (loss) before taxes                                        $  4,315         $         94          $   (581)       $   3,828
                                                                  ----------       --------------        -----------     -----------
                                                                  ----------       --------------        -----------     -----------

Identifiable assets                                               $260,688         $      7,428          $ 57,960        $ 326,076
Capital expenditures                                                   962                   22                 3              987

                                                                                      QUARTER ENDED MARCH 31, 1998
                                                                  ------------------------------------------------------------------
                                                                                     EQUIPMENT
                                                                                   SALES, RENTAL
                                                                    ENERGY           & SERVICE              OTHER           TOTAL
                                                                  ----------       --------------        -----------     -----------
Revenues                                                          $ 11,283         $      6,346          $      -        $  17,629
Depreciation & amortization                                          1,899                   50                 -            1,949
Other cost of revenues                                               1,614                5,339                 -            6,953
                                                                  ----------       --------------        -----------     -----------
Gross profit                                                         7,770                  957                 -            8,727
Selling, general & administrative expenses                           1,238                  579               290            2,107
                                                                  ----------       --------------        -----------     -----------
Income (loss) from operations                                        6,532                  378              (290)           6,620
Interest & other income                                                124                    5                89              218
Interest & debt expense                                             (3,131)                 (79)             (343)          (3,553)
Equity in earning of affiliates                                        987                   20                 -            1,007
                                                                  ----------       --------------        -----------     -----------
Income (loss) before taxes                                        $  4,512         $        324          $   (544)       $   4,292
                                                                  ----------       --------------        -----------     -----------
                                                                  ----------       --------------        -----------     -----------

Identifiable assets                                               $182,169         $      9,274          $ 62,240        $ 253,683
Capital expenditures                                                   212         $         76          $      -        $     288

6.     SUBSEQUENT EVENTS

SETTLEMENT BETWEEN GRAYS FERRY COGENERATION PARTNERSHIP AND PECO

       On April 23, 1999, Grays Ferry and PECO reached a final settlement in the Common Pleas Court in Philadelphia on the resolution of litigation concerning the parties' Power Purchase Agreements ("PPAs").

       The settlement calls for PECO and Grays Ferry to specifically perform the existing PPAs as amended, under an order from the Court. This includes PECO paying for capacity and electric energy purchases from Grays Ferry at the specific contract prices set out in the PPAs for the 1998-2000 time period.

       The energy pricing under the original terms of the PPAs after the year 2000 was based upon a percentage of the PJM market price, which is the local wholesale market price. This market-based pricing is expected to produce substantially lower revenues than the more favorable rates of the early contract years. As part of the settlement, the PPAs were amended to modify the percentage of the PJM market price to lessen the impact in the early years of market-index pricing.

       Under the terms of the settlement, PECO will also transfer its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, CogenAmerica and Trigen Energy Corporation's respective interest in Grays Ferry will increase from 33% to 50%. PECO will transfer its interest to Grays Ferry at no cost. The transfer is effective with the final settlement on April 23, 1999.

       As a result of the settlement, CogenAmerica will record a one-time gain in the second quarter of 1999, based upon the fair market value of the additional ownership interest. Management currently estimates the after-tax gain will be approximately $5 to $6 million.

       Additionally, the settlement resolves litigation against PECO by the Chase Manhattan Bank and Westinghouse Power Generation and arbitration between Grays Ferry and Westinghouse regarding the construction contract.

MORRIS OUTAGE

         The Morris facility experienced an unscheduled outage on April 20, 1999 which resulted in service and business interruption to Equistar Chemicals LP ("Equistar"). In January 1999 there were two similar incidents. CogenAmerica, Equistar and NRG Energy, in its capacity as provider of construction management services and operation and maintenance services, are continuing to investigate the matter and are examining their respective rights and obligations with respect to each other and with respect to potentially responsible third parties, including insurers. CogenAmerica believes it is likely that additional capital from the construction contingency from the project financing will be expended to enhance reliability. The Company does not believe that there will be a material adverse impact on the Company's financial statements, however, no assurance can be given as to the ultimate outcome of this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7, of the Company's Report on Form 10-K for the year ended December 31, 1998. Capitalized terms used in this Item 2 which are not defined herein have the meaning ascribed to such terms in the Notes to the Company's consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q. All dollar amounts (except per share amounts) set forth in this Report are in thousands.

       Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. These forward looking statements include, among others, the Company's estimates of the impact of the Grays Ferry settlement on its net income and earnings per share. Such forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, operating risks and uncertainties which tend to be greater with respect to new facilities, such as the risk that the breakdown or failure of equipment or processes or unanticipated performance problems may result in lost revenues or increased expenses, and other factors discussed in this Report and the Company's Report on Form 10-K for the year ended December 31, 1998 in the section entitled "Item 1. Business -- Risk Factors". Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

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

       CogenAmerica has substantial expertise in the development and operation of power projects. The Company's project portfolio as of March 31, 1999 consisted of:

       (i) a 122 MW cogeneration facility in Parlin, New Jersey (the "Parlin Project"), which began commercial operation in June 1991 and is owned through its wholly-owned subsidiary, CogenAmerica Parlin;

       (ii) a 58 MW cogeneration facility in Newark, New Jersey (the "Newark Project"), which began commercial operation in November 1990 and is owned through its wholly-owned subsidiary, CogenAmerica Newark;

       (iii) a 117 MW cogeneration facility in Morris, Illinois (the "Morris Project"), which began commercial operation in November 1998 and is owned through its wholly-owned subsidiary, CogenAmerica Morris. See "Part I - Item 1. - Subsequent Events";

       (iv) a 110 MW cogeneration facility in Pryor, Oklahoma (the "Pryor Project"), which had been in commercial operation prior to acquisition by the Company in October 1998, and is owned through the Company's wholly-owned subsidiary, Oklahoma Loan Acquisition Corporation;

       (v) two standby/peak shaving facilities with an aggregate capacity of 22 MW in Philadelphia, Pennsylvania (the "PWD Project"), which began commercial operation in September 1993, the principal project agreements of which are held by O'Brien (Philadelphia) Cogeneration, Inc., an 83%-owned subsidiary of the Company; and

       (vi) a one-third partnership interest in a 150 MW cogeneration facility located at Grays Ferry in Philadelphia, Pennsylvania (the "Grays Ferry Project"), which began operation in January 1998. CogenAmerica's partnership interest increased to 50% on April 23, 1999. See "Part I - Item 1. - Subsequent Events."

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

       Under a power sales agreement with Jersey Central Power and Light Company ("JCP&L") extending into 2011, CogenAmerica Parlin has committed 114 MW of the Parlin facility's generating capacity to JCP&L, of which 41 MW are committed as base capacity and 73 MW as dispatchable capacity. JCP&L must purchase energy from the base capacity whenever such energy is available from the Parlin facility. Energy from the dispatchable capacity is purchased by JCP&L only when requested (dispatched) by JCP&L.

       The Parlin PPA provides for curtailment by JCP&L under such typical conditions as emergencies, inspection and maintenance. In addition, JCP&L may also reduce base capacity during periods of low load on the PJM (the local wholesale market) by up to 600 hours in any calendar year, of which 400 may be during on-peak periods, but only when all PJM member utilities are required to reduce generation to minimum levels and PJM has requested JCP&L to reduce or interrupt external generation purchases. The Parlin PPA also provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Parlin, depending upon whether the average heat rate of the Parlin Project is below or above average 9,500 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based on this differential to a fuel cost calculation.

       CogenAmerica Newark has a power sales agreement with JCP&L extending through 2015 whereby it has committed to sell all of the Newark facility's generating capacity to JCP&L, up to a maximum of 58 MW per hour. The Newark Project is effectively a base-load unit and JCP&L must purchase the energy whenever such energy is available from the Newark facility.

       Under the terms of the Newark PPA, JCP&L, in its sole discretion, is allowed to curtail production at the facility for 700 hours per year provided that the duration of each curtailment is a minimum of six hours and all curtailments occur only during Saturdays, Sundays and Holidays. Since contract inception in 1996, JCP&L have fully utilized this curtailment option annually and the Company expects JCP&L will continue to do so in future years. JCP&L may also disconnect from CogenAmerica Newark for emergencies, inspections and maintenance for up to 400 hours per year if all PJM member utilities are required to reduce generation to minimum levels and JCP&L has been requested by PJM to reduce or interrupt external generation purchases. The Newark PPA provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Newark depending upon whether the average heat rate of the Newark Project is below or above 9,750 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based upon this differential to a fuel cost calculation.

       Morris LLC has an Energy Service Agreement ("ESA") with Equistar through 2023 to provide base-load power and steam. Equistar has agreed to purchase the entire requirements of Equistar's plant (subject to certain exceptions) for electricity up to the full electric output of two of the three combustion turbines at the Morris Project. In addition, the Morris Project has an arrangement with the local utility to provide standby power. Each combustion turbine at the Morris facility has a nominal rating of 39 MW. The Morris Project designed redundancy into the energy production capability of the facility in order to meet Equistar's demand. The cost of installing and maintaining the reserve capacity was taken into account when the energy services agreement was negotiated.

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

         CogenAmerica Pryor has a power sales agreement with Oklahoma Gas and Electric Company ("OG&E") through 2008 to provide 110 MW of dispatchable capacity, with a maximum dispatch of 1,500 hours per year. The facility also sells electricity to Public Service Company of Oklahoma ("PSO") when not dispatched by OG&E. The Pryor Project purchases natural gas from Dynegy and Aquila. Under the terms of the agreement with PSO, the pricing of energy sales is indexed to a market fuel rate. Under terms of the agreement with OG&E, energy sales are linked to the average cost of fuel.

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

         Under the terms of the Morris ESA with Equistar, Equistar is the fuel manager and all of the costs of supplying the fuel are effectively a pass-through to Equistar. As a result, although fuel costs are included in the Morris Project revenues and costs of revenues, the Company believes it has minimized any impact on gross profit from fluctuations in the price of natural gas purchases and supply for the Morris Project.

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

         During 1998, the Company also sold and rented power generation equipment and provided related services in the U.S. and international markets under the names OES and PUMA. As previously announced, the Company has determined that its equipment sales rental and service segment is no longer a part of its strategic plan. Accordingly, on November 5, 1998 the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The Company is currently pursuing alternatives for the disposition of its remaining equipment sales and service business operated by PUMA. The Company expects that the disposition of PUMA will not have a material adverse effect on the Company's results of operations or financial condition. Although OES was sold in 1998, the equipment sales, rental and service segment has not been reported as a discontinued operation in the financial statements because specific plans regarding the timing and manner of ultimate disposition of PUMA are still under consideration.

NET INCOME AND EARNINGS PER SHARE

         Net income for the 1999 first quarter was $2,400, or diluted earnings per share of $0.35, compared to first quarter 1998 net income of $2,673, or diluted earnings per share of $0.38.

         The decrease in net income and earnings per share for first quarter was primarily due to outages at the Newark and Grays Ferry facilities.

REVENUES

         Energy revenues for the first quarter of 1999 of $ 22,745 increased from $11,283 for the comparable period in 1998. Energy revenues primarily reflect billings associated with the Parlin, Newark, Morris, Pryor and PWD Projects. The increase in energy revenues was primarily attributable to the acquisition of the Pryor Project in October 1998, and the commencement of Morris operations in November 1998. Energy revenues in the first quarter of 1999 were negatively impacted by an outage at the Newark Project.

                             PROJECT ENERGY REVENUES

                                                    THREE MONTHS ENDED
                                             ---------------------------------
                                                MARCH 31,        MARCH 31,
                                                  1999              1998
                                             ---------------   ---------------
   Cogeneration Projects
       Parlin                                 $      5,380      $      5,386
       Newark                                        4,505             4,845
       Morris                                        7,982                 -
       Pryor                                         3,834                 -

   Standby/Peak Shaving Facilities
       PWD                                           1,044             1,052
                                              --------------    --------------
                                              $     22,745      $     11,283
                                              --------------    --------------
                                              --------------    --------------

       Equipment sales and services revenues for the first quarter 1999 of $3,807 decreased from $5,471 for the comparable period in 1998. The decrease was primarily attributable to the sale of OES in November 1998. PUMA equipment sales and services revenues for the first quarter 1999 of $3,807 increased from $3,223 for the comparable period in 1998. The increase was primarily due to higher sales volume.

       Rental revenues in the 1998 first quarter were attributable to OES, which was sold in November 1998.

COSTS AND EXPENSES

       Cost of energy revenues for the first quarter 1999 of $12,803 increased from $3,513 for the comparable period in 1998. The increase was primarily the result of commencement of the Morris operations, the Pryor acquisition and depreciation associated with equipment capitalized at the Parlin and Newark facilities in 1998.

       Cost of equipment sales and services for the first quarter 1999 of $3,327 decreased from $4,739 for the comparable period in 1998. The decrease was primarily due to the sale of OES.

       Cost of rental revenues in the 1998 first quarter were attributable to OES, which was sold in November 1998.

       The Company's gross profit for the first quarter 1999 of $10,422 (39.3% of sales) increased from the first quarter 1998 gross profit of $8,727 (49.5% of sales). The gross profit increase was primarily attributable to the addition of the Morris and Pryor Projects. The gross profit decrease, as a percentage of sales, for the first quarter was primarily attributable to the addition of the Morris and Pryor Projects which have lower operating margins than the Newark and Parlin Projects. It is expected that competition will continue to put pressure on these margins in the future as new projects are added.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the first quarter 1999 of $1,683 decreased from first quarter 1998 SG&A expenses of $2,107. The decrease was primarily due to lower legal expenses.

INTEREST AND OTHER INCOME

       Interest and other income for the first quarter 1999 of $125 decreased from interest and other income of $218 for the comparable period in 1998.

EQUITY IN EARNINGS OF AFFILIATES

       Equity in earnings of affiliates for the first quarter 1999 of $670 decreased from $1,007 in the comparable period in 1998. The decrease was primarily due to combustion and steam turbine outages at the Grays Ferry facility. 1999 equity earnings include income of $341 to true up estimated earnings recorded by the Company in the 1998 fourth quarter. As a result of the Grays Ferry and PECO settlement, CogenAmerica will record a one-time gain in the second quarter of 1999 based upon the fair market value of the additional ownership interest. Management currently estimates the after-tax gain will be approximately $5 to $6 million.

INTEREST AND DEBT EXPENSE

       Interest and debt expense for the first quarter 1999 of $5,706 increased from interest and debt expense of $3,553 for the comparable period in 1998. The increase was primarily attributable to the financing of the Pryor and Morris Projects, both of which were acquired and commenced commercial operations, respectively in the fourth quarter of 1998.

INCOME TAXES

       Income tax expense for the first quarter of 1999 of $ 1,428 decreased from $1,619 for the comparable period in 1998. The decrease was primarily due to lower pre-tax earnings.

       The consolidated effective tax rate for the quarters ended March 31, 1999 and 1998 was 37.3% and 37.7%, respectively.

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

       At March 31, 1999, cash and cash equivalents totaled $4,338 and restricted cash totaled $15,364. The restricted cash primarily represents escrow funds required by the terms of credit agreements for the Newark, Parlin and Morris projects.

       Cash provided by (used in) operating activities was $(371) and $2,479 for the three months ended March 31, 1999 and 1998, respectively. Cash provided by operating activities decreased primarily due to accounts receivable balances relating to the Morris Project.

       Cash used in investing activities was $5,292 and $25,319 for the three months ended March 31, 1999 and 1998 respectively. Cash used by investing activities during the first quarter of 1999 primarily represents net deposits of $3,221 into restricted cash accounts as required by certain credit agreements.

       Cash provided by financing activities was $6,433 and $24,375 for the three months ended March 31, 1999 and 1998, respectively. During the first quarter of 1999, proceeds from long-term debt totaled $12,874 consisting of loans due NRG Energy related to the Morris Project. Repayments of long-term debt totaled $6,780.

       In May 1996, the Company's wholly-owned subsidiaries CogenAmerica Newark and CogenAmerica Parlin entered into a credit agreement (the "Newark and Parlin Credit Agreement") which established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of CogenAmerica Newark's and CogenAmerica Parlin's assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of $21,775 of the amount outstanding under the Credit Agreement. The interest rate on the outstanding principal is variable based on, at the option of CogenAmerica Newark and CogenAmerica Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with the Newark and Parlin Credit Agreement, CogenAmerica Newark and CogenAmerica Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount at 6.9% plus the margin. At March 31, 1999, the principal amount outstanding under the credit agreement was $132,524.

       CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, owned as of March 31, 1999, a one-third partnership interest in the Grays Ferry Project which commenced operation in January 1998. CogenAmerica's partnership interest increased to 50% on April 23, 1999. See "Part I - Item
1. - Subsequent Events." In March 1996, the Grays Ferry Partnership entered into a credit agreement with Chase to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997. NRG Energy entered into a loan commitment to provide CogenAmerica Schuylkill the funding, if needed, for the CogenAmerica Schuylkill capital contribution obligation to the Grays Ferry Partnership. Prior to December 31, 1997, CogenAmerica Schuylkill had borrowed $10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at March 31, 1999.

       In connection with its acquisition of the Morris Project, CogenAmerica Funding, a wholly-owned subsidiary of the Company, assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000. NRG Energy has guaranteed to the Morris Project's lenders that CogenAmerica Funding will make these future equity contributions, and the Company has guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these future equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). In addition, NRG Energy has committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrowers) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. Effective November 30, 1998 the Company and NRG Energy agreed to a First Amendment to the Supplemental Loan Agreement that allowed the Company to contribute the $22,000 of equity in installments to match the construction draw payments. At March 31, 1999, the entire $22,000 had been drawn and contributed as equity. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%. Effective with the First Amendment the interest rate was changed to prime plus 3.5% until the possible event of default related to the Grays Ferry Project had been eliminated. On February 16, 1999 NRG Energy agreed to reduce the interest rate under the loan back to prime plus 1.5%. This adjustment was made effective January 1, 1999. At March 31, 1999, $21,069 was due NRG Energy under the Supplemental Loan Agreement.

       On September, 15, 1997, Morris LLC (which was at that time an affiliate of NRG Energy) entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Company assumed the Agreement in December 1997 upon acquiring Morris LLC. The Agreement provides $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon satisfaction of all completion criteria as set forth in the Agreement, the construction loan is due and payable or, if certain criteria are satisfied, may be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. Interest on the construction loan is variable based on, at the Company's option, either the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. Borrowings are secured by CogenAmerica Funding's ownership interest in Morris LLC, its cash flows, dividends and any other property that CogenAmerica Funding may be entitled to as owner of Morris LLC. At March 31, 1999, $84,305 was outstanding under the construction loan and no amounts were pledged under the LOC Commitment.

       On December 17, 1997, the Company entered into the MeesPierson Credit Agreement providing for a $30,000 reducing revolving credit facility. The facility is secured by the assets and cash flows of the PWD Project as well as the distributable cash flows of the Parlin and Newark Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the PWD Project and $1,500 for general corporate purposes. The MeesPierson Credit Agreement includes cross default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by the power purchaser of the Grays Ferry Project resulted in a cross default under the MeesPierson Credit Agreement. On August 14, 1998 the lender agreed to waive the default until July 1, 1999 by imposing a 2.0% increase in the interest rate effective October 1, 1998. On February 12, 1999 the lender agreed to a permanent waiver of the Grays Ferry Project cross default and eliminated the 2.0% increase in the interest rate effective January 1, 1999. The Company also reduced the size of the facility to $25,000. The repayment of the $25,000 is due in full on December 17, 2000.

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

       During 1998 the Company incurred approximately $1,001 of third-party costs related to a capital markets financing transaction expected to be completed during 1999. These costs have been deferred and are included in the balance sheet as "Deferred financing costs, net." If the Company elects to pursue an alternative financing, such as through the commercial bank market, or if the financing currently contemplated for the capital markets is indefinitely delayed or discontinued, the Company will be required to expense the financing costs that have been deferred.

       In October 1998, NRG Energy loaned the Company and CogenAmerica Pryor approximately $23,900 to finance the acquisition of the Pryor Project. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan was initially set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. On February 16, 1999 NRG Energy agreed to reduce the interest rate under the loan to prime plus 1.5%. This adjustment was made effective January 1, 1999. At March 31, 1999, $23,415 was due NRG Energy under the loan.

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

       YEAR 2000 ISSUES RELATING TO THIRD PARTIES. As described above, the Company, in some cases, is dependent upon certain customers to provide billing data. However, the Company also captures and processes this data as a redundancy. The Company's control systems have been upgraded as described above and the Company does not believe that any loss of data will occur due to a Year 2000 issue. In addition, the Company's third parties are major utilities and sophisticated industrial concerns who are participants in sophisticated Year 2000 readiness programs. The Company has participated in vendor surveys to determine the readiness of various Company systems for any potential Year 2000 issues. In addition, the Company has obtained written disclosure from a number of vendors relating to their Year 2000 preparedness.

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

NEW ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is required to be adopted for fiscal years beginning after June 15, 1999 (fiscal year 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management has not yet determined the impact that adoption of SFAS No. 133 will have on its earnings or financial position, but it may increase earnings volatility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk is primarily impacted by changes in interest rates and changes in natural gas prices. The Company's market risk has not materially changed from that reported in Part II, Item 7a, of the Company's Report on Form 10-K for the year ended December 31, 1998.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       GRAYS FERRY COGENERATION PARTNERSHIP. Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration, Inc. and Trigen-Philadelphia Energy Corp. v. PECO Energy Company, Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission, Court of Common Pleas Philadelphia County, April Term 1998, No. 544, filed April 9, 1998. This matter was previously reported in the Company's Report on Form 10-K for the year ended December 31, 1998. On April 23, 1999 the Grays Ferry Cogeneration Partnership ("Grays Ferry") and PECO Energy Company ("PECO") reached a final settlement of this litigation. The settlement calls for PECO and Grays Ferry to specifically perform their existing Power Purchase Agreements ("PPAs"), as amended, under an order from the Court. This includes PECO paying for capacity and electrical energy purchases from Grays Ferry at the specific contract prices set out in the PPAs for the 1998-2000 time period. The energy pricing under the original terms of the PPAs, after the year 2000 was based upon a percentage of the PJM market price, which is the local wholesale market price. This market-based pricing is expected to produce substantially lower revenues than the more favorable rates of the early contract years. As part of the settlement the PPAs were amended to modify the percentage of the PJM market price to lessen the impact in the early years of market-index pricing. Under the terms of the settlement, PECO will also transfer its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, CogenAmerica and Trigen Energy Corporation's respective interest in Grays Ferry will increase from 33% to 50%. PECO will transfer its interest to Grays Ferry at no cost. The transfer is effective with the final settlement on April 23, 1999.

       The Company is subject from time to time to various other claims that arise in the normal course of business, and management believes that the outcome of any such matters as currently may be pending (either individually or in the aggregate) will not have a material adverse effect on the business or financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                The "Index to Exhibits" following the signature page is incorporated herein by reference.

         (b)    Reports on Form 8-K

                On March 30, 1999, the Company filed a Report on Form 8-K/A dated October 9, 1998, which amended a Report on Form 8-K filed October 26, 1998, for the purpose of filing financial statements required under Item 7.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Cogeneration Corporation of America
                                  ------------------------------------------
                                                 Registrant



Date: May 10,1999             By: /s/ Timothy P. Hunstad
                                  ------------------------------------------
                                              Timothy P. Hunstad
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (Principal Financial Officer and Duly
                                             Authorized Officer)

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

10.1     Agreement dated January 31, 1999 between the Company and Timothy P.
         Hunstad, Vice President and Chief Financial Officer.

10.2     Agreement dated January 31, 1999 between the Company and Richard C.
         Stone, Vice President Business Development and Marketing.

10.3 Agreement of Employment dated as of May 1, 1999 between the Company and Julie A. Jorgensen, President and Chief Executive Officer.

10.4     Second Amendment Agreement dated as of April 23, 1999 between Grays
         Ferry Cogeneration Partnership and PECO Energy Company.

27       Financial Data Schedule for the three months ended March 31, 1999 (for
         SEC filing purposes only).