Form 10-Q
period 1999-06-30
COGENERATION CORP OF AMERICA
filed 1999-08-12
CIK 795185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   -----------

                                   (Mark one)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 1999

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. X  Yes   No
                                                                  ---    ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 19-34 subsequent to the distribution of
securities under a plan confirmed by a court. X Yes    No
                                             ---    ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,857,269 shares of common stock, $0.01 par value per share (the "Common Stock"), as of August 4, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                     1

                       COGENERATION CORPORATION OF AMERICA

                                    FORM 10-Q

                                  JUNE 30, 1999





                                      INDEX





                                                                                                    PAGE
PART I - FINANCIAL INFORMATION:
   Item 1.      Financial Statements...................................................................3

                Consolidated Balance Sheets -
                  June 30, 1999, and December 31, 1998.................................................3

                Consolidated Statements of Operations -
                  Three months and six months ended June 30, 1999, and June 30, 1998...................4

                Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999, and June 30, 1998....................................5

                Notes to Consolidated Financial Statements.............................................6


   Item 2.      Management's Discussion and Analysis of Financial

                Condition and Results of Operations...................................................11


   Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................24




PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings.....................................................................25


   Item 6.      Exhibits and Reports on Form 8-K......................................................26


   Signature..........................................................................................27


   Index to Exhibits..................................................................................28


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       COGENERATION CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                JUNE 30,         DECEMBER 31,
                                                                                                  1999               1998
                                                                                            ----------------   -------------
                                                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents..........................................................      $       5,393     $       3,568
    Restricted cash and cash equivalents...............................................             14,140            12,135
    Accounts receivable, net...........................................................             17,928            14,326
    Receivables from related parties...................................................                 56               130
    Inventories........................................................................              2,253             2,683
    Other current assets...............................................................                285               640
                                                                                            ----------------  ----------------

       Total current assets............................................................             40,055            33,482

    Property, plant and equipment, net of accumulated
      depreciation of $54,136 and $47,819, respectively................................            243,968           244,040
    Investments in equity affiliates...................................................             36,704            18,179
    Deferred financing costs, net......................................................              5,015             6,503
    Other assets.......................................................................             15,870            16,470
                                                                                            ----------------  ----------------

       Total assets....................................................................      $     341,612     $     318,674
                                                                                            ----------------  ----------------
                                                                                            ----------------  ----------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of loans and payables due NRG Energy, Inc............................     $       17,796    $        7,020
  Current portion of nonrecourse long-term debt........................................              7,597             8,060
  Current portion of recourse long-term debt...........................................              1,509             1,550
  Short-term borrowings................................................................              2,215             1,887
  Accounts payable.....................................................................              8,565             8,800
  Accrued taxes........................................................................              6,405                 -
  Prepetition liabilities..............................................................                818               803
  Other current liabilities............................................................              2,995             4,227
                                                                                            ----------------  ----------------
    Total current liabilities..........................................................             47,900            32,347

  Loans due NRG Energy, Inc............................................................             40,123            36,123
  Nonrecourse long-term debt...........................................................            186,810           189,848
  Recourse long-term debt..............................................................             45,225            45,225
  Deferred tax liabilities, net........................................................              2,793             2,793
  Other liabilities....................................................................              2,160             8,525
                                                                                            ----------------  ----------------

    Total liabilities..................................................................            325,011           314,861


Stockholders' equity (deficit):
  Common stock, par value $.01, 50,000,000 shares authorized 6,897,069 and
   6,871,069 shares issued, 6,857,269 and 6,836,769 shares outstanding as of
   June 30, 1999, and
   December 31, 1998, respectively.....................................................                 69                68
  Additional paid-in capital...........................................................             65,813            65,715
  Accumulated deficit..................................................................            (48,774)          (61,590)
  Accumulated other comprehensive income (loss)........................................               (507)             (380)
                                                                                            ----------------  ----------------

    Total stockholder's equity (deficit)...............................................             16,601             3,813
                                                                                            ----------------  ----------------

    Total liabilities and stockholders' equity (deficit)...............................     $      341,612    $      318,674
                                                                                            ----------------  ----------------
                                                                                            ----------------  ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              ------------------------------   ------------------------------
                                                                JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                                                  1999            1998             1999            1998
                                                              --------------  --------------   --------------  --------------
REVENUES:
 Energy revenues..........................................    $    22,557          10,518            45,302    $    21,801
 Equipment sales and services.............................          3,289           2,863             7,096          8,334
 Rental revenues..........................................              -             606                 -          1,481
                                                              --------------  --------------   --------------  --------------
                                                                   25,846          13,987            52,398         31,616

COST OF REVENUES:
 Cost of energy revenues..................................         16,035           4,187            28,838          7,700
 Cost of equipment sales and services.....................          2,850           2,729             6,176          7,468
 Cost of rental revenues..................................              -             524                 -          1,174
                                                              --------------  --------------   --------------  --------------
                                                                   18,885           7,440            35,014         16,342

   Gross profit...........................................          6,961           6,547            17,384         15,274

 Selling, general and
  administrative expenses.................................          2,899           2,429             4,583          4,536
                                                              --------------  --------------   --------------  --------------

Income from operations....................................          4,062           4,118            12,801         10,738
                                                              --------------  --------------   --------------  --------------

 Interest and other income................................            418             251               543            469
 Equity in earnings of affiliates.........................          3,383           1,639             4,053          2,646
 Gain from settlement of litigation.......................         14,536               -            14,536              -
 Interest and debt expense................................         (5,604)         (3,486)          (11,310)        (7,039)
                                                              --------------  --------------   --------------  --------------

 Income before income taxes...............................         16,795           2,522            20,623          6,814
                                                              --------------  --------------   --------------  --------------

 Provision for income taxes...............................          6,379           1,143             7,807          2,762
                                                              --------------  --------------   --------------  --------------

   Net income............................................     $    10,416           1,379            12,816          4,052
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

 Basic earnings per share.................................    $      1.52            0.20              1.87           0.59
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

 Diluted earnings per share...............................    $      1.49            0.20              1.85           0.58
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

 Weighted average shares
  Outstanding(Basic)......................................          6,857           6,837             6,851          6,837
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------

 Weighted average shares
  Outstanding (Diluted)...................................          6,968           6,987             6,942          6,999
                                                              --------------  --------------   --------------  --------------
                                                              --------------  --------------   --------------  --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                          ------------------------------------
                                                                                               JUNE 30,          JUNE 30,
                                                                                                 1999              1998
                                                                                            ----------------  ----------------
Cash Flows from Operating Activities:
    Net income...........................................................................   $     12,816              4,052
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization....................................................          6,940              4,234
        Write off of deferred financing costs............................................            890                  -
        Equity in earnings of affiliates.................................................         (3,989)            (2,646)
        Gain on disposition of property and equipment....................................              -               (137)
        Gain on settlement of litigation.................................................        (14,536)                 -
        Other, net.......................................................................              -                 31
        Changes in operating assets and liabilities:
           Accounts receivable, net......................................................         (3,648)             1,218
           Inventories...................................................................            397               (305)
           Receivables from related parties..............................................             74               (158)
           Other assets..................................................................            955               (223)
           Accounts payable and other current liabilities................................          4,646                662
                                                                                            ----------------  ----------------

               Net cash provided by operating activities.................................          4,545              6,728
                                                                                            ----------------  ----------------

Cash Flows from Investing Activities:
    Capital expenditures.................................................................        (12,635)           (35,557)
    Proceeds from disposition of property and equipment..................................              -                686
    Collections on notes receivable......................................................              -                 24
    Deposits into restricted cash accounts, net..........................................         (1,990)              (737)
                                                                                            ----------------   ---------------

               Net cash used in investing activities.....................................        (14,625)           (35,584)
                                                                                            ----------------   ---------------

Cash Flows from Financing Activities:
    Proceeds from long-term debt.........................................................         11,264             34,672
    Repayments of long-term debt.........................................................         (7,786)            (4,353)
    Net proceeds of short-term borrowing.................................................          8,328                211
    Deferred financing costs.............................................................              -                 (4)
    Purchase of treasury stock...........................................................            (50)                 -
    Proceeds from issuance of common stock...............................................            149                  -
                                                                                            ----------------   ---------------

               Net cash provided by financing activities.................................         11,905             30,526
                                                                                            ----------------   ---------------

Net increase in cash and cash equivalents................................................          1,825              1,670
Cash and cash equivalents, beginning of period...........................................          3,568              3,444
                                                                                            ----------------   ---------------
Cash and cash equivalents, end of period.................................................          5,393       $      5,114
                                                                                            ----------------   ---------------
                                                                                            ----------------   ---------------

Supplemental disclosure of cash flow information:
    Interest paid........................................................................   $     10,617       $      7,306
    Income taxes paid....................................................................            972                648
    Transfer of construction payables into long-term debt................................              -              6,201


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cogeneration Corporation of America ("CogenAmerica" or the "Company") is an independent power producer pursuing "inside-the-fence" cogeneration projects in the U.S. The Company is engaged primarily in the business of developing, owning and managing the operation of cogeneration projects which produce electricity and thermal energy for sale under long-term contracts with industrial and commercial users and public utilities. The Company is currently focusing on natural gas-fired cogeneration projects with long-term contracts for substantially all of the output of such projects. In addition the Company sells and rents power generation and standby/peak shaving equipment and services through several subsidiaries in the United Kingdom operating under the common name "PUMA".

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

                                        THREE MONTHS ENDED                                    THREE MONTHS ENDED
                                           JUNE 30, 1999                                         JUNE 30, 1998
                        ----------------------------------------------------  ---------------------------------------------------
                             INCOME               SHARES                           INCOME               SHARES
                           (NUMERATOR)         (DENOMINATOR)         EPS         (NUMERATOR)         (DENOMINATOR)         EPS
                        ------------------  --------------------  ----------  ------------------  --------------------  ---------
Net income:
 Basic EPS              $      10,416       $         6,857       $ 1.52      $      1,379        $         6,837       $ 0.20
 Effect of dilutive
   stock options                    -                   111                              -                    150
                        ------------------  --------------------              ------------------  --------------------

 Diluted EPS            $      10,416       $         6,968       $ 1.49      $      1,379        $         6,987       $ 0.20
                        ------------------  --------------------              ------------------  --------------------
                        ------------------  --------------------              ------------------  --------------------

                                         SIX MONTHS ENDED                                      SIX MONTHS ENDED
                                           JUNE 30, 1999                                         JUNE 30, 1998
                        ----------------------------------------------------  ---------------------------------------------------
                             INCOME               SHARES                           INCOME               SHARES
                           (NUMERATOR)         (DENOMINATOR)         EPS         (NUMERATOR)         (DENOMINATOR)         EPS
                        ------------------  --------------------  ----------  ------------------  --------------------  ---------
Net income:
 Basic EPS              $      12,816       $         6,851       $ 1.87      $      4,052        $         6,837       $ 0.59
 Effect of dilutive
   stock options                    -                    91                              -                    162
                        ------------------  --------------------              ------------------  --------------------

 Diluted EPS            $      12,816       $         6,942       $ 1.85      $      4,052        $         6,999       $ 0.58
                        ------------------  --------------------              ------------------  --------------------
                        ------------------  --------------------              ------------------  --------------------


2.     LOANS AND PAYABLES DUE NRG ENERGY, INC.

       Amounts owed to NRG Energy, Inc. ("NRG Energy") are comprised of the following:

                                                               JUNE 30,           DECEMBER 31,
                                                                 1999                 1998
                                                           -----------------    -----------------
       Long-term debt:
        Note due April 30, 2001                            $         2,539      $         2,539
        Grays Ferry note due July 1, 2005                            1,900                1,900
        Pryor note due September 30, 2004                           22,875               23,947
        Morris note due December 31, 2004                           20,119               12,027
                                                           -----------------    -----------------
                                                                    47,433               40,413
           Less current portion                                     (7,310)              (4,290)
                                                           -----------------    -----------------
                                                           $        40,123      $        36,123
                                                           -----------------    -----------------
                                                           -----------------    -----------------


       Current maturities of loans and
         accounts payable:
        Current maturities:
          Morris note                                      $         4,456      $         2,104
          Pryor note                                                 2,854                2,186
          Bridge note due September 30, 1999                         8,000                    -
        Accounts payable:
          Management services, operations and other                  2,486                2,730
                                                           -----------------    -----------------
                                                           $        17,796      $         7,020
                                                           -----------------    -----------------
                                                           -----------------    -----------------

       On June 7, 1999, the Company entered into an $8,000 bridge financing note with NRG Energy. The interest rate on the note to such loan is set at prime plus 1.5%. The short-term note was necessary due to a delay in converting the Morris construction loan to a term loan and capital outlays for the Morris chiller project.

3.     COMPREHENSIVE INCOME

       The Company's comprehensive income is comprised of net income and other comprehensive income, which consists solely of foreign currency translation adjustments. Income taxes have not been provided on the foreign currency translation adjustments as the earnings of the foreign subsidiary are considered permanently reinvested. The components of comprehensive income, for the three months and six months ended June 30, 1999, and 1998 were as follows:

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ---------------------------------  ---------------------------------
                                                           JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30
                                                             1999              1998             1999              1998
                                                        ----------------  ---------------  ----------------  ---------------
  Net income                                            $    10,416       $     1,379      $    12,816       $     4,052
  Foreign currency translation
  gain (loss)                                                   (55)               (9)            (127)               26
                                                        ----------------  ---------------  ----------------  ---------------
  Comprehensive income                                  $    10,361       $     1,370      $    12,689       $     4,078
                                                        ----------------  ---------------  ----------------  ---------------
                                                        ----------------  ---------------  ----------------  ---------------


4.       INVESTMENT IN EQUITY AFFILIATES

         Investments in equity affiliates consist of the following:

                                                                            JUNE 30,       DECEMBER 31, 1998
                                                                              1999
                                                                         ----------------  -------------------
               Grays Ferry (50% owned)                                   $    36,098       $    17,603
               PoweRent Limited (50% owned)                                      606               576

                                                                         ----------------  -------------------
                                                                         $    36,704       $    18,179
                                                                         ----------------  -------------------
                                                                         ----------------  -------------------

GRAYS FERRY

       On June 30, 1999, CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, had a 50% partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry"). The other 50% partnership interest as of such date was owned by Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through 2022 and two 20-year contracts ("PPAs") to supply all of the electricity produced by the project to PECO Energy Company ("PECO")through 2017.

       On April 23, 1999, Grays Ferry and PECO reached final settlement on the resolution of litigation concerning the parties' Power Purchase Agreements. Under the terms of the settlement, PECO transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, the Company's interest in Grays Ferry increased to 50% from one-third effective April 23, 1999.

       The Company accounts for its investment in Grays Ferry by the equity method. The Company's equity in earnings of the partnership was $3,329 and $1,645 for the three months ended June 30, 1999, and 1998, respectively, and $3,959 and $2,631 for the six months ended June 30, 1999, and 1998, respectively.

Summarized financial information for Grays Ferry is presented below:

                                                                            JUNE 30,           JUNE 30,
                                                                              1999               1998
                                                                         ----------------  -----------------
                   Current assets                                        $    32,597       $    44,789
                   Non-current assets                                    $   155,877       $   161,044
                   Current liabilities                                   $    20,962       $    23,978
                   Non-current liabilities                               $   108,202       $   138,297

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    ---------------------------------  ---------------------------------
                                                       JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                         1999              1998             1999              1998
                                                    ----------------  ---------------  ----------------  ---------------
Net revenues                                        $       20,854    $      20,430    $       40,028    $      37,463
Cost of sales                                       $       11,131    $      11,174    $       22,934    $      22,037
Operating income                                    $        7,962    $       8,125    $       12,501    $      13,297
Partnership net income                              $        7,704    $       5,157    $        8,573    $       8,115


POWERENT LIMITED

       PoweRent Limited ("PoweRent") is a United Kingdom company that sells and rents power generation equipment. The Company owns 50% of PoweRent through its wholly-owned United Kingdom subsidiary, NRG Generating, Ltd. The Company accounts for its investment in PoweRent by the equity method. The Company's equity in earnings was $54 and $(6) for the three months ended June 30, 1999, and 1998, respectively, and $94 and $15 for the six months ended June 30, 1999, and 1998, respectively.

5.     GAIN FROM SETTLEMENT OF LITIGATION

       On April 23, 1999, Grays Ferry and PECO reached final settlement on the resolution of litigation concerning the parties' Power Purchase Agreements. Under the terms of the settlement, PECO transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, the Company's interest in Grays Ferry increased to 50% from one-third effective April 23, 1999.

       The Company recorded the receipt of the additional ownership interest in Grays Ferry using the purchase method and recognized a one-time pre-tax gain in the amount $14,536 representing the fair value of the additional ownership interest received in the settlement.

6.     SEGMENT INFORMATION

       The Company is engaged principally in developing, owning and managing cogeneration projects and the sale and service of cogeneration related equipment. The Company has classified its operations into the following segments: energy, and equipment sales, rental and services. The energy segment consists of cogeneration and standby/peak shaving projects. The equipment sales, rental and services segment consists of PUMA, the Company's wholly-owned subsidiary based in the United Kingdom and O'Brien Energy Services Company ("OES") until its sale in November 1998. Summarized information about the Company's operations in each industry segment are as follows:

                                                                             QUARTER ENDED JUNE 30, 1999
                                                        ----------------------------------------------------------------------
                                                                          EQUIPMENT SALES,
                                                            ENERGY       RENTAL & SERVICES         OTHER           TOTAL
                                                        ---------------  -------------------   --------------  ---------------
Revenues                                                $      22,557    $           3,289     $          -    $      25,846
Depreciation & amortization                                     3,140                   33                -            3,173
Other cost of revenues                                         12,895                2,817                -           15,712
                                                        ---------------  -------------------   --------------  ---------------
Gross profit                                                    6,522                  439                -            6,961
Selling, general & administrative expenses                      2,115                  373              411            2,899
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) from operations                                   4,407                   66             (411)           4,062
Interest & other income                                           373                  (16)              61              418
Interest & debt expense                                        (5,183)                 (70)            (351)          (5,604)
Equity in earning of affiliates                                 3,329                   54                -            3,383
Gain from settlement of litigation                             14,536                    -                -           14,536
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) before taxes                              $      17,462    $              34     $       (701)   $      16,795
                                                        ---------------  -------------------   --------------  ---------------
                                                        ---------------  -------------------   --------------  ---------------

                                                                             QUARTER ENDED JUNE 30, 1998
                                                        ----------------------------------------------------------------------
                                                                          EQUIPMENT SALES,
                                                            ENERGY       RENTAL & SERVICES         OTHER           TOTAL
                                                        ---------------  -------------------   --------------  ---------------
Revenues                                                $ 10,443         $      3,544          $      -        $  13,987
Depreciation & amortization                                1,891                   64                 -            1,955
Other cost of revenues                                     2,284                3,201                 -            5,485
                                                        ---------------  -------------------   --------------  ---------------
Gross profit                                               6,268                  279                 -            6,547
Selling, general & administrative expenses                 1,340                  804               285            2,429
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) from operations                              4,928                 (525)             (285)           4,118
Interest & other income                                      127                    4               120              251
Interest & debt expense                                   (3,084)                 (54)             (348)          (3,486)
Equity in earning of affiliates                            1,645                   (6)                -            1,639
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) before taxes                              $  3,616         $       (581)         $   (513)       $   2,522
                                                        ---------------  -------------------   --------------  ---------------
                                                        ---------------  -------------------   --------------  ---------------

                                                                           SIX MONTHS ENDED JUNE 30, 1999
                                                        ----------------------------------------------------------------------
                                                                          EQUIPMENT SALES,
                                                            ENERGY       RENTAL & SERVICES         OTHER           TOTAL
                                                        ---------------  -------------------   --------------  ---------------
Revenues                                                $ 45,302         $      7,096          $      -        $  52,398
Depreciation & amortization                                6,223                   60                 -            6,283
Other cost of revenues                                    22,614                6,117                 -           28,731
                                                        ---------------  -------------------   --------------  ---------------
Gross profit                                              16,465                  919                 -           17,384
Selling, general & administrative expenses                 3,237                  727               619            4,583
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) from operations                             13,228                  192              (619)          12,801
Interest & other income                                      450                  (16)              109              543
Interest & debt expense                                  (10,395)                (142)             (773)         (11,310)
Equity in earning of affiliates                            3,959                   94                 -            4,053
Gain from settlement of litigation                        14,536                    -                 -           14,536
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) before taxes                              $ 21,778         $        128          $ (1,283)       $  20,623
                                                        ---------------  -------------------   --------------  ---------------
                                                        ---------------  -------------------   --------------  ---------------
Identifiable assets                                      328,689                7,027             5,896          341,612
Capital expenditures                                      12,596                   29                10           12,635

                                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                        ----------------------------------------------------------------------
                                                                          EQUIPMENT SALES,
                                                            ENERGY       RENTAL & SERVICES         OTHER           TOTAL
                                                        ---------------  -------------------   --------------  ---------------
Revenues                                                $ 21,703         $      9,913          $      -        $  31,616
Depreciation & amortization                                3,775                  114                 -            3,889
Other cost of revenues                                     3,904                8,549                 -           12,453
                                                        ---------------  -------------------   --------------  ---------------
Gross profit                                              14,024                1,250                 -           15,274
Selling, general & administrative expenses                 2,578                1,383               575            4,536
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) from operations                             11,446                 (133)             (575)          10,738
Interest & other income                                      249                   10               210              469
Interest & debt expense                                   (6,215)                (133)             (691)          (7,039)
Equity in earning of affiliates                            2,631                   15                 -            2,646
                                                        ---------------  -------------------   --------------  ---------------
Income (loss) before taxes                              $  8,111         $       (241)         $ (1,056)       $   6,814
                                                        ---------------  -------------------   --------------  ---------------
                                                        ---------------  -------------------   --------------  ---------------
Identifiable assets                                      248,377                8,152             6,649          263,178
Capital expenditures                                      35,310                  247                 -           35,557

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

       CogenAmerica has substantial expertise in the development and operation of power projects. The Company's project portfolio as of June 30, 1999, consisted of:

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

     (iii) a 117 MW cogeneration facility in Morris, Illinois (the "Morris Project"), which began commercial operation in November 1998 and is owned through its wholly-owned subsidiary, CogenAmerica Morris;

     (iv) a 110 MW cogeneration facility in Pryor, Oklahoma (the "Pryor Project"), which had been in commercial operation prior to acquisition by the Company in October 1998, and is owned through the Company's wholly-owned subsidiary, Oklahoma Loan Acquisition Corporation;

     (v) two standby/peak shaving facilities with an aggregate capacity of 22 MW in Philadelphia, Pennsylvania (the "PWD Project"), which began commercial operation in September 1993, the principal project agreements of which are held by O'Brien (Philadelphia) Cogeneration, Inc., an 83%-owned subsidiary of the Company; and

     (vi) a 50% partnership interest in a 150 MW cogeneration facility located at Grays Ferry in Philadelphia, Pennsylvania (the "Grays Ferry Project"), which began operation in January 1998. CogenAmerica's partnership interest increased to 50% on April 23, 1999. See "Part II - Item 1. - Legal Proceedings."

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

       However, in general, electric revenues for each of the Company's cogeneration projects consist of two components: energy payments and capacity payments. Energy payments are based on the power plant's actual net electrical output, expressed in kilowatt-hours of energy, purchased by the customer. Capacity payments are based on the net electrical output the power plant is capable of producing (or portion thereof) and which the customer has contracted to have available for purchase. Energy payments are made for each kilowatt-hour of energy delivered, while capacity payments, under certain circumstances, are made whether or not any electricity is actually delivered.

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

       Under a power sales agreement ("PPA") with Jersey Central Power and Light Company ("JCP&L") extending into 2011, CogenAmerica Parlin has committed 114 MW of the Parlin facility's generating capacity to JCP&L, of which 41 MW are committed as base capacity and 73 MW as dispatchable capacity. JCP&L must purchase energy from the base capacity whenever such energy is available from the Parlin facility. Energy from the dispatchable capacity is purchased by JCP&L only when requested (dispatched) by JCP&L.

       The Parlin PPA provides for curtailment by JCP&L under such typical conditions as emergencies, inspection and maintenance. JCP&L may also reduce base capacity during periods of low load on the PJM (the local wholesale market) by up to 600 hours in any calendar year, of which 400 may be during on-peak periods, but only when all PJM member utilities are required to reduce generation to minimum levels and PJM has requested JCP&L to reduce or interrupt external generation purchases. The Parlin PPA also provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Parlin, depending upon whether the average heat rate of the Parlin Project is below or above average 9,500 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based on this differential to a fuel cost calculation. In addition, the Parlin PPA provides for an annual availability adjustment that will increase or decrease JCP&L's payments under the contract depending upon whether the availability targets set forth in the contract are met during a given contract year.

       The Newark Project has a power sales agreement with JCP&L extending through 2015 whereby it has committed to sell all of the Newark facility's generating capacity to JCP&L, up to a maximum of 58 MW per hour. The Newark Project is effectively a base-load unit and JCP&L must purchase the energy whenever such energy is available from the Newark facility.

       Under the terms of the Newark PPA, JCP&L, in its sole discretion, is allowed to curtail production at the facility for 700 hours per year provided that the duration of each curtailment is a minimum of six hours and all curtailments occur only during Saturdays, Sundays and Holidays. Since contract inception in 1996, JCP&L have fully utilized this curtailment option annually and the Company expects JCP&L will continue to do so in future years. JCP&L may also disconnect from CogenAmerica Newark for emergencies, inspections and maintenance for up to 400 hours per year if all PJM member utilities are required to reduce generation to minimum levels and JCP&L has been requested by PJM to reduce or interrupt external generation purchases. The Newark PPA provides for an annual average heat rate adjustment that will increase or decrease JCP&L's payments to CogenAmerica Newark depending upon whether the average heat rate of the Newark Project is below or above 9,750 Btu per kWh (higher heating value). The actual adjustment is calculated by applying a ratio based upon this differential to a fuel cost calculation. In addition, the Newark PPA provides for an annual availability adjustment that will increase or decrease JCP&L's payments under the contract depending upon whether the availability targets set forth in the contract are met during a given contract year.

       The Morris Project has an Energy Service Agreement ("ESA") with Equistar through 2023 to provide base-load power and steam. Equistar has agreed to purchase the entire requirements of Equistar's plant (subject to certain exceptions) for electricity up to the full electric output of two of the three combustion turbines at the Morris Project. In addition, the Morris Project has an arrangement with the local utility to provide standby power. Each combustion turbine at the Morris facility has a nominal rating of 39 MW. The Morris Project designed redundancy into the energy production capability of the facility in order to meet Equistar's demand. The cost of installing and maintaining the reserve capacity was taken into account when the energy services agreement was negotiated.

       The Morris Project is permitted to arrange for the sale to third parties of interruptible capacity and/or energy from the third turbine and to the extent available, any excess power from the two turbines required to supply Equistar with its actual requirements. The Company is in the process of upgrading the Morris Project by installing inlet chillers to increase the output of the facility during the summer months. The Morris Project is currently negotiating with a third-party power marketer for the sale of this excess capacity/energy.

       The Pryor Project has a power sales agreement with Oklahoma Gas and Electric Company ("OG&E") through 2008 to provide 110 MW of dispatchable capacity, with a maximum dispatch of 1,500 hours per year. The facility also sells electricity to Public Service Company of Oklahoma ("PSO") when not dispatched by OG&E. The Pryor Project purchases natural gas from Dynegy and Aquila. Under the terms of the agreement with PSO, the pricing of energy sales is indexed to a market fuel rate. Under terms of the agreement with OG&E, energy sales are linked to the average cost of fuel.

       The power sales agreements for the Parlin, Newark, and Morris projects are structured to avoid or minimize the impact on the Company's revenues from fluctuations in fuel costs. Since the Parlin and Newark power sales agreements were amended in April 1996, JCP&L is responsible for the supply and transportation of natural gas required to operate the Parlin and Newark plants. Thus, revenues from the Parlin and Newark plants exclude any amounts attributable to recovery of fuel costs. Prior to the contract amendments, Parlin and Newark cost of revenues included fuel and related costs and contract provisions for delayed recovery of such costs in revenues caused variability in the projects' gross profit.

       Under the terms of the Morris Project ESA with Equistar, Equistar is the fuel manager. All of the costs of supplying the fuel for the combustion turbines are effectively a pass-through to Equistar. As a result, although fuel costs are included in the Morris Project revenues and cost of revenues, the Company believes it has minimized any impact on gross profit from fluctuations in the price of natural gas purchases and supply for the Morris Project.

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

       During 1998, the Company also sold and rented power generation equipment and provided related services in the U.S. and international markets under the names OES and PUMA. As previously announced, the Company has determined that its equipment sales rental and services segment is no longer a part of its strategic plan. Accordingly, on November 5, 1998, the Company sold OES, a wholly-owned subsidiary of the Company, in a stock transaction to an unrelated third party. The Company is currently pursuing alternatives for the disposition of its remaining equipment sales and services business operated by PUMA. The Company expects that the disposition of PUMA will not have a material adverse effect on the Company's results of operations or financial condition. Although OES was sold in 1998, the equipment sales, rental and services segment has not been reported as a discontinued operation in the financial statements because specific plans regarding the timing and manner of ultimate disposition of PUMA are still under consideration.

NET INCOME AND EARNINGS PER SHARE

       Net income for the 1999 second quarter was $10,416, or diluted earnings per share of $1.49, compared to second quarter 1998 net income of $1,379, or diluted earnings per share of $0.20. Net income for the first six months of 1999 was $12,816, or diluted earnings per share of $1.85 compared to net income of $4,052, or diluted earnings per share of $0.58 for the comparable period in 1998.

       The increase in net income and earnings per share is primarily due to a one-time gain representing the fair value of the additional ownership interest in the Grays Ferry Project resulting from the April 23, 1999, settlement between the Grays Ferry Cogeneration Partnership and PECO. See "Part II - Item 1. - Legal Proceedings." During 1999, earnings from the energy segment were negatively affected by forced outages, curtailments and plant performance adjustments, and higher interest expense due to the addition of the Morris and Pryor Projects.

REVENUES

       Energy revenues for the second quarter of 1999 of $22,557 increased from $10,518 for the comparable period in 1998. Energy revenues for the first six months of 1999 of $45,302 increased from $21,801 for the comparable period in 1998. Energy revenues primarily reflect billings associated with the Parlin, Newark, Morris, Pryor and PWD Projects.

       The increase in energy revenues for the second quarter was primarily attributable to the acquisition of the Pryor Project in October 1998, and commencement of Morris operations in November 1998. Energy revenues were negatively impacted by outages and curtailments at the Newark and Parlin facilities and a provision for availability and heat rate adjustments at Newark and Parlin. The Company must maintain target availability and heat rate values at Newark and Parlin to avoid adjustments and is currently reviewing preliminary availability calculations. The Company has initiated a plant operating performance review to develop a plan to increase availability and heat rate to levels historically maintained.

       The increase in energy revenues for the first six months of 1999 was primarily attributable to the acquisition of the Pryor Project in October 1998, and commencement of Morris operations in November 1998. Energy revenues were negatively impacted by outages and curtailments in 1999 at the Newark and Parlin facilities and a provision for availability and heat rate adjustments at Newark and Parlin. In addition, mild winter weather subjected both Newark and Parlin to higher curtailments than the comparable period in 1998.

PROJECT ENERGY REVENUES

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    ---------------------------------  ---------------------------------
                                                       JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30
                                                         1999              1998             1999              1998
                                                    ----------------  ---------------  ----------------  ---------------
COGENERATION PROJECTS
      Parlin                                        $      4,203      $     5,127      $      9,583      $    10,513
      Newark                                               3,466            4,343             7,971            9,188
      Morris                                              10,172                -            18,154                -
      Pryor                                                3,646                -             7,480                -

STANDBY/PEAK SHAVING FACILITIES
      PWD                                                  1,070            1,048             2,114            2,100
                                                    ----------------  ---------------  ----------------  ---------------
                                                          22,557      $    10,518      $     45,302      $    21,801
                                                    ----------------  ---------------  ----------------  ---------------
                                                    ----------------  ---------------  ----------------  ---------------


       Equipment sales and services revenues for the second quarter 1999 of $3,289 increased from $2,863 for the comparable period in 1998. Equipment sales and services revenues of $7,096 for the first six months of 1999 decreased from $8,334 for the comparable period in 1998. The increase in revenues for the second quarter was primarily attributable to higher sales volume at PUMA partially offset by the sale of OES in November 1998. The decrease in revenues for the first six months was primarily attributable to the sale of OES in November 1998.

       Rental revenues in the 1998 second quarter and first six months were attributable to OES, which was sold in November 1998.

COSTS AND EXPENSES

       Cost of energy revenues for the second quarter 1999 of $16,035 increased from $4,187 for the comparable period in 1998. Cost of energy revenues for the first six months of 1999 of $28,838 increased from $7,700 for the comparable period in 1998.

       The increase in cost of energy revenues for the second quarter was primarily the result of commencement of the Morris Project operations and the Pryor Project acquisition, in addition to increased fuel costs for standby boiler fuel associated with forced outages at the Morris Project. Additionally, cost of energy revenues increased due to kerosene inventory usage at Newark and Parlin as a result of PSE&G imposed gas curtailments.

       Cost of energy revenues for the first six months of 1999 increased from the comparable period in 1998 primarily due to commencement of the Morris Project operations and the Pryor Project acquisition, in addition to increased fuel costs associated with forced outages and curtailments at the Morris, Pryor, Newark and Parlin Projects.

       Cost of equipment sales and services for the second quarter 1999 of $2,850 increased from $2,729 for the comparable period in 1998. Cost of equipment sales and services for the first six months of 1999 of $6,176 decreased from $7,468 for the comparable period in 1998. The change is primarily attributable to higher sales volumes at PUMA partially offset by the sale of OES in November 1998.

       Cost of rental revenues in the 1998 second quarter and first six months were attributable to OES, which was sold in November 1998.

       The Company's gross profit for the second quarter of 1999 of $6,961 (26.9% of sales) increased from the second quarter 1998 gross profit of $6,547 (46.8% of sales). Gross profit for the first six months of 1999 of $17,384 (33.2% of sales) increased from gross profit of $15,274 (48.3% of sales) for the first six months of 1998. The gross profit increase for the second quarter and first six months of 1999 was primarily attributable to the addition of the Morris and Pryor Projects. The decline in gross profit, as a percentage of sales, was primarily attributable to the addition of the Morris and Pryor Projects which have lower operating margins than the Newark and Parlin Projects. It is expected that competition will continue to put pressure on margins of new projects in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the second quarter 1999 of $2,899 increased from second quarter 1998 SG&A expenses of $2,429. Selling, general and administrative expenses for the first six months of 1999 of $4,583 increased from $4,536 for the comparable period in 1998. The increase was primarily due to a second quarter charge of $890 to write off deferred costs related to a capital markets financing plan that was terminated. Such charge was partially offset by lower legal expenses.

INTEREST AND OTHER INCOME

       Interest and other income for the second quarter 1999 of $418 increased from interest and other income of $251 for the comparable period in 1998. Interest and other income for the first six months of 1999 of $543 increased from $469 for the comparable period in 1998. The increase is primarily attributable to interest earned on escrow funds required by the terms of the Morris Project credit agreement.

EQUITY IN EARNINGS OF AFFILIATES

       Equity in earnings of affiliates for the second quarter 1999 of $3,383 increased from $1,639 in the comparable period in 1998. Equity in earnings of affiliates for the first six months of 1999 of $4,053 increased from $2,646 for the comparable period in 1998. The increase is primarily attributable to higher earnings from Grays Ferry. See "Part II - Item 1. - Legal Proceedings."

GAIN ON SETTLEMENT OF LITIGATION

       On April 23, 1999, Grays Ferry and PECO reached final settlement on the resolution of litigation concerning the parties' Power Purchase Agreements. Under the terms of the settlement, PECO transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, the Company's interest in Grays Ferry increased to 50% from one-third effective April 23, 1999. See "Part II - Item 1. - Legal Proceedings."

       Gain from settlement of litigation for the second quarter of 1999 represents a one-time pre-tax gain in the amount $14,536 representing the fair value of the additional ownership interest resulting from settlement of litigation.

INTEREST AND DEBT EXPENSE

       Interest and debt expense for the second quarter 1999 of $5,604 increased from interest and debt expense of $3,486 for the comparable period in 1998. Interest and debt expense for the first six months of 1999 of $11,310 increased from $7,039 for the comparable period in 1998. The increase was primarily attributable to the financing of the Pryor and Morris Projects, both of which were acquired and commenced commercial operations, respectively, in the fourth quarter of 1998.

INCOME TAXES

       Income tax expense for the second quarter of 1999 of $6,379 increased from $1,143 for the comparable period in 1998. Income tax expense for the first six months of 1999 of $7,807 increased from $2,762 for the comparable period in 1998. The increase was primarily due to higher pre-tax earnings driven by the one-time gain resulting from the settlement between Grays Ferry and PECO.

       The consolidated effective tax rate for the quarters ended June 30, 1999, and 1998 was 38.0% and 45.3%, respectively. The consolidated effective tax rate for the six months ended June 30, 1999, and 1998 was 37.9% and 40.5%, respectively.

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

       At June 30, 1999, cash and cash equivalents totaled $5,393 and restricted cash totaled $14,140. The restricted cash primarily represents escrow funds for debt service and major maintenance as required by the terms of credit agreements for the Newark, Parlin and Morris projects.

       Cash provided by operating activities was $4,545 and $6,728 for the six months ended June 30, 1999, and 1998, respectively. Cash provided by operating activities decreased primarily due to a higher investment in working capital.

       Cash used in investing activities was $14,625 and $35,584 for the six months ended June 30, 1999, and 1998, respectively. Cash used by investing activities primarily represents net deposits of $1,990 into restricted cash accounts as required by certain credit agreements and construction of the Morris facility and chiller project.

       Cash provided by financing activities was $11,905 and $30,526 for the six months ended June 30, 1999, and 1998, respectively. During the first six months of 1999, proceeds from borrowing totaled $19,592 consisting of loans due NRG Energy related to the Morris Project and a June 7, 1999, bridge financing note with NRG Energy. Repayments of long-term debt totaled $7,786.

       In May 1996, the Company's wholly-owned subsidiaries the Newark Project and the Parlin Project entered into a credit agreement (the "Newark and Parlin Credit Agreement") which established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of the Newark and Parlin Project assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of $20,988 of the amount outstanding under the Credit Agreement. The interest rate on the outstanding principal is variable based on, at the option of CogenAmerica Newark and CogenAmerica Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with the Newark and Parlin Credit Agreement, CogenAmerica Newark and CogenAmerica Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount at 6.9% plus the margin. At June 30, 1999, the principal amount outstanding under the credit agreement was $130,123.

       CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, owned as of June 30, 1999, a 50% partnership interest in the Grays Ferry Project which commenced operation in January 1998. CogenAmerica's partnership interest increased to 50% on April 23, 1999. See "Part II - Item 1. - Legal Proceedings." In March 1996, the Grays Ferry Partnership entered into a credit agreement with Chase to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997. NRG Energy entered into a loan commitment to provide CogenAmerica Schuylkill the funding, if needed, for the CogenAmerica Schuylkill capital contribution obligation to the Grays Ferry Partnership. Prior to December 31, 1997, CogenAmerica Schuylkill had borrowed $10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at June 30, 1999.

       In connection with its acquisition of the Morris Project, CogenAmerica Funding, a wholly-owned subsidiary of the Company, assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000. NRG Energy had guaranteed to the Morris Project's lenders that CogenAmerica Funding would make these equity contributions, and the Company had guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). In addition, NRG Energy had committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrowers) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. Effective November 30, 1998 the Company and NRG Energy agreed to a First Amendment to the Supplemental Loan Agreement that allowed the Company to contribute the $22,000 of equity in installments to match the construction draw payments. At June 30, 1999, the entire $22,000 had been drawn and contributed as equity. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%. Effective with the First Amendment the interest rate was changed to prime plus 3.5% until the possible event of default related to the Grays Ferry Project had been eliminated. On February 16, 1999, NRG Energy agreed to reduce the interest rate under the loan back to prime plus 1.5%. This adjustment was made effective January 1, 1999. At June 30, 1999, $20,119 was due NRG Energy under the Supplemental Loan Agreement.

       On September 15, 1997, Morris LLC (which was at that time an affiliate of NRG Energy) entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Company assumed the Agreement in December 1997 upon acquiring Morris LLC. The Agreement provided $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon satisfaction of all completion criteria as set forth in the Agreement, the construction loan was due and payable or, if certain criteria were satisfied, would be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. Interest on the term loan is variable based on, at the Company's option, either the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. On June 15, 1999, the Company satisfied all conversion criteria and converted the construction loan into a five-year term loan of $85,600. In addition, the Company secured a line of credit to fund debt service reserves as required by the Agreement. Borrowings are secured by CogenAmerica Funding's ownership interest in Morris LLC, its cash flows, dividends and any other property that CogenAmerica Funding may be entitled to as owner of Morris LLC. At June 30, 1999, $85,600 was outstanding under the term loan and no amounts were pledged under the LOC Commitment.

       On December 17, 1997, the Company entered into the MeesPierson Credit Agreement providing for a $30,000 reducing revolving credit facility. The facility is secured by the assets and cash flows of the PWD Project as well as the distributable cash flows of the Parlin and Newark Projects, and the Grays Ferry Partnership. On December 19, 1997 the Company borrowed $25,000 under this facility. The proceeds were used to repay $16,949 to NRG Energy, to repay $6,551 of obligations of the PWD Project and $1,500 for general corporate purposes. The MeesPierson Credit Agreement includes cross default provisions that cause defaults to occur in the event certain defaults or other adverse events occur under certain other instruments or agreements (including financing and other project documents) to which the Company or one or more of its subsidiaries or other entities in which it owns an ownership interest is a party. The actions taken by the power purchaser of the Grays Ferry Project resulted in a cross default under the MeesPierson Credit Agreement. On August 14, 1998 the lender agreed to waive the default until July 1, 1999, by imposing a 2.0% increase in the interest rate effective October 1, 1998. On February 12, 1999, the lender agreed to a permanent waiver of the Grays Ferry Project cross default and eliminated the 2.0% increase in the interest rate effective January 1, 1999. The Company also reduced the size of the facility to $25,000. The repayment of the $25,000 is due in full on December 17, 2000.

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

       During 1998 the Company incurred approximately $890 of third-party costs related to a capital markets financing transaction expected to be completed during 1999. These costs were deferred and reported in the balance sheet as "Deferred financing costs, net" at December 31, 1998. During the second quarter ended June 30, 1999, the Company terminated the financing activities and expensed the deferred financing costs related to the capital markets financing in full.

       In October 1998, NRG Energy loaned the Company and CogenAmerica Pryor approximately $23,900 to finance the acquisition of the Pryor Project. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan was initially set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. On February 16, 1999, NRG Energy agreed to reduce the interest rate under the loan to prime plus 1.5%. This adjustment was made effective January 1, 1999. At June 30, 1999, $22,875 was due NRG Energy under the loan.

       On June 7, 1999, NRG Energy loaned the Company $8,000 in bridge financing. The loan is a revolving note maturing on September 30, 1999, calling for interest payments on a monthly basis. The interest rate on the note to such loan is set at prime plus 1.5%. At June 30, 1999, $8,000 was due NRG Energy under the loan.

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

NEW ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, is required to be adopted for fiscal years beginning after June 15, 2000, (fiscal year 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management has not yet determined the impact that adoption of SFAS No. 133 will have on its earnings or financial position, but it may increase earnings volatility.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk is primarily impacted by changes in interest rates and changes in natural gas prices. The Company's market risk has not materially changed from that reported in Part II, Item 7a, of the Company's Report on Form 10-K for the year ended December 31, 1998.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       GRAYS FERRY COGENERATION PARTNERSHIP. Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration, Inc. and Trigen-Philadelphia Energy Corp. v. PECO Energy Company, Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission, Court of Common Pleas Philadelphia County, April Term 1998, No. 544, filed April 9, 1998. This matter was previously reported in the Company's Report on Form 10-K for the year ended December 31, 1998. On April 23, 1999, the Grays Ferry Cogeneration Partnership ("Grays Ferry") and PECO Energy Company ("PECO") reached a final settlement of this litigation. The settlement calls for PECO and Grays Ferry to specifically perform their existing Power Purchase Agreements ("PPAs"), as amended, under an order from the Court. This includes PECO paying for capacity and electrical energy purchases from Grays Ferry at the specific contract prices set out in the PPAs for the 1998-2000 time period. The energy pricing under the original terms of the PPAs, after the year 2000 was based upon a percentage of the PJM market price, which is the local wholesale market price. This market-based pricing is expected to produce substantially lower revenues than the more favorable rates of the early contract years. As part of the settlement the PPAs were amended to modify the percentage of the PJM market price to lessen the impact in the early years of market-index pricing. Under the terms of the settlement, PECO also transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, CogenAmerica and Trigen Energy Corporation's respective interest in Grays Ferry increased from 33% to 50%. PECO transferred its interest to Grays Ferry at no cost. The transfer was effective with the final settlement on April 23, 1999.

       IN RE: O'BRIEN ENVIRONMENTAL ENERGY, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994. Calpine Corporation ("Calpine") an unsuccessful bidder for the acquisition of O'Brien in the bankruptcy case, filed an application for allowance of an administrative claim for approximately $4,500 in break-up fees and expenses in the bankruptcy case. The Bankruptcy Court denied the application in full, by order dated November 27, 1996. Calpine filed an appeal from the Bankruptcy Court's order denying its application. On May 29, 1998, the United States District Court for the District of New Jersey upheld the Bankruptcy Court's order. Calpine filed an appeal with the United States Third Circuit Court of Appeals on June 26, 1998. On July 19, 1999, the United States Third Circuit Court of Appeals denied Calpine's appeal for break-up fees and expenses. Calpine has 60 days to appeal to the U.S. Supreme Court. Management does not expect the outcome of its bankruptcy case will have a material adverse effect on the Company.

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

                                  Cogeneration Corporation of America
                              -------------------------------------------
                                                Registrant



Date: August 10,1999                By: /s/ Timothy P. Hunstad
                                    ------------------------------------
                                                  Timothy P. Hunstad
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (Principal Financial Officer and Duly
                                    Authorized Officer)

                                INDEX TO EXHIBITS


27 Financial Data Schedule for the six months ended June 30, 1999, (for SEC filing purposes only).