Form 10-Q
period 1999-09-30
COGENERATION CORP OF AMERICA
filed 1999-11-15
CIK 795185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   -----------

                                   (Mark one)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,857,269 shares of common stock, $0.01 par value per share (the "Common Stock"), as of November 4, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       COGENERATION CORPORATION OF AMERICA
                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION:
   Item 1.  Financial Statements..........................................   3

            Consolidated Balance Sheets -
              September 30, 1999, and December 31, 1998...................   3

            Consolidated Statements of Operations -
              Three months and nine months ended
              September 30, 1999,and September 30, 1998...................   4

            Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1999, and
              September 30, 1998..........................................   5

            Notes to Consolidated Financial Statements....................   6

   Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations...........................  11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  25

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................  26

   Item 6.  Exhibits and Reports on Form 8-K..............................  27

   Signature..............................................................  28

   Index to Exhibits......................................................  29


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       COGENERATION CORPORATION OF AMERICA
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1999               1998
                                                                -------------     -------------
                                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents...................................   $   3,175         $   3,568
    Restricted cash and cash equivalents........................      12,302            12,135
    Accounts receivable, net....................................      19,564            14,326
    Receivables from related parties............................          18               130
    Inventories.................................................       2,821             2,683
    Other current assets........................................       1,153               640
                                                                   ---------         ---------
       Total current assets.....................................      39,033            33,482
    Property, plant and equipment, net of accumulated
      depreciation of $57,340 and $47,819, respectively.........     245,114           244,040
    Investments in equity affiliates............................      39,673            18,179
    Deferred financing costs, net...............................       4,880             6,503
    Other assets................................................      15,595            16,470
                                                                   ---------         ---------
       Total assets.............................................   $ 344,295         $ 318,674
                                                                   =========         =========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of loans and payables due NRG Energy, Inc...   $  21,938         $   7,020
    Current portion of nonrecourse long-term debt...............       7,345             8,060
    Current portion of recourse long-term debt..................       1,509             1,550
    Short-term borrowings.......................................       2,674             1,887
    Accounts payable............................................      10,708             8,800
    Accrued taxes...............................................       5,230                 -
    Prepetition liabilities.....................................         825               803
    Other current liabilities...................................       2,965             4,227
                                                                   ---------         ---------
      Total current liabilities.................................      53,194            32,347
    Loans due NRG Energy, Inc...................................      37,933            36,123
    Nonrecourse long-term debt..................................     184,672           189,848
    Recourse long-term debt.....................................      45,225            45,225
    Deferred tax liabilities, net...............................       2,793             2,793
    Other liabilities...........................................       2,160             8,525
                                                                   ---------         ---------
      Total liabilities.........................................     325,977           314,861

Stockholders' equity:
    Common stock, par value $.01, 50,000,000 shares authorized
      6,897,069 and 6,871,069 shares issued, 6,857,269 and
      6,836,769 shares outstanding as of September 30, 1999,
      and December 31, 1998, respectively.......................          69                68
    Additional paid-in capital..................................      65,813            65,715
    Accumulated deficit.........................................     (47,171)          (61,590)
    Accumulated other comprehensive income (loss)...............        (393)             (380)
                                                                   ---------         ---------
      Total stockholder's equity................................      18,318             3,813
                                                                   ---------         ---------
      Total liabilities and stockholders' equity................   $ 344,295         $ 318,674
                                                                   =========         =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                -------------------------------     -------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                   1999               1998              1999               1998
                                                -------------     -------------     -------------     -------------
REVENUES:
  Energy revenues ............................    $ 25,140          $ 11,153          $ 70,442          $ 32,954
  Equipment sales and services ...............       3,803             6,237            10,899            14,571
  Rental revenues ............................           -               727                 -             2,208
                                                  --------          --------          --------          --------
                                                    28,943            18,117            81,341            49,733

COST OF REVENUES:
  Cost of energy revenues ....................      17,144             4,205            45,982            11,905
  Cost of equipment sales and services .......       3,298             5,229             9,474            12,697
  Cost of rental revenues ....................           -               585                 -             1,759
                                                  --------          --------          --------          --------
                                                    20,442            10,019            55,456            26,361

   Gross profit ..............................       8,501             8,098            25,885            23,372

  Selling, general and
    administrative expenses ..................       1,910             1,387             6,493             5,923
                                                  --------          --------          --------          --------
Income from operations .......................       6,591             6,711            19,392            17,449
                                                  --------          --------          --------          --------
  Interest and other income ..................         457               215             1,000               684
  Equity in earnings of affiliates ...........       3,039             1,595             7,092             4,241
  Gain from settlement of litigation .........           -                 -            14,536                 -
  Interest and debt expense ..................      (5,938)           (3,504)          (17,248)          (10,543)
  Merger expense .............................      (1,635)                -            (1,635)                -
                                                  --------          --------          --------          --------
  Income before income taxes .................       2,514             5,017            23,137            11,831
                                                  --------          --------          --------          --------
  Provision for income taxes .................         911             1,809             8,718             4,571
                                                  --------          --------          --------          --------
      Net income .............................    $  1,603          $  3,208          $ 14,419          $  7,260
                                                  ========          ========          ========          ========
  Basic earnings per share ...................    $   0.23          $   0.47          $   2.10          $   1.06
                                                  ========          ========          ========          ========
  Diluted earnings per share .................    $   0.23          $   0.46          $   2.06          $   1.04
                                                  ========          ========          ========          ========
  Weighted average shares
   outstanding(Basic) ........................       6,857             6,837             6,853             6,837
                                                  ========          ========          ========          ========
  Weighted average shares
   outstanding (Diluted) .....................       7,080             6,952             6,990             6,983
                                                  ========          ========          ========          ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                  -------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1999              1998
                                                                  -------------     -------------
Cash Flows from Operating Activities:
    Net income ..................................................  $ 14,419          $  7,260
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization ...........................    10,388             6,343
        Write off of deferred financing costs ...................       890                 -
        Equity in earnings of affiliates ........................    (7,092)           (4,241)
        Gain on disposition of property and equipment ...........         -              (137)
        Gain on settlement of litigation ........................   (14,536)                -
        Other, net ..............................................         -                57
        Changes in operating assets and liabilities:
           Accounts receivable, net .............................    (5,244)           (2,056)
           Inventories ..........................................      (139)             (234)
           Receivables from related parties .....................       112               (59)
           Other assets .........................................       362               276
           Accounts payable and other current liabilities .......     7,578             2,381
                                                                   --------          --------
               Net cash provided by operating activities ........     6,738             9,590
                                                                   --------          --------

Cash Flows from Investing Activities:
    Capital expenditures ........................................   (16,960)          (48,971)
    Proceeds from disposition of property and equipment .........         -               686
    Project development costs ...................................         -              (602)
    Collections on notes receivable .............................         -                24
    Deposits into restricted cash accounts, net .................      (145)           (2,629)
                                                                   --------          --------
               Net cash used in investing activities ............   (17,105)          (51,492)
                                                                   --------          --------

Cash Flows from Financing Activities:
    Proceeds from long-term debt ................................    11,267            47,625
    Repayments of long-term debt ................................   (10,179)           (6,280)
    Net proceeds of short-term borrowing ........................     8,787             1,281
    Deferred financing costs ....................................         -              (751)
    Purchase of treasury stock ..................................       (50)                -
    Proceeds from issuance of common stock ......................       149                 -
                                                                   --------          --------
               Net cash provided by financing activities ........     9,974            41,875
                                                                   --------          --------

Net decrease in cash and cash equivalents .......................      (393)              (27)
Cash and cash equivalents, beginning of period ..................     3,568             3,444
                                                                   --------          --------
Cash and cash equivalents, end of period ........................  $  3,175          $  3,417
                                                                   ========          ========

Supplemental disclosure of cash flow information:
    Interest paid ...............................................  $ 15,868          $ 10,622
    Income taxes paid ...........................................  $  3,105          $  1,424
    Transfer of construction payables into long-term debt .......         -          $  6,825


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       COGENERATION CORPORATION OF AMERICA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)


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

       The Company has determined and previously announced that its equipment sales, rental and services business is not a part of its strategic plan. As a result of the Company's pending merger (see Part I - Item 2) the Company has suspended efforts for the disposition of PUMA.

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

                                                 THREE MONTHS ENDED                           THREE MONTHS ENDED
                                       ----------------------------------------     ----------------------------------------
                                                 SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                       ----------------------------------------     ----------------------------------------
                                         INCOME           SHARES                      INCOME           SHARES
                                       (NUMERATOR)     (DENOMINATOR)       EPS      (NUMERATOR)     (DENOMINATOR)       EPS
                                       -----------     -------------     ------     -----------     -------------     ------
Net income:
  Basic EPS                             $ 1,603            6,857         $ 0.23      $ 3,208            6,837         $ 0.47
  Effect of dilutive stock options            -              223                                          115
                                        -------          -------                     -------          -------
  Diluted EPS                           $ 1,603            7,080         $ 0.23      $ 3,208            6,952         $ 0.46
                                        =======          =======                     =======          =======

                                                 NINE MONTHS ENDED                            NINE MONTHS ENDED
                                       ----------------------------------------     ----------------------------------------
                                                 SEPTEMBER 30, 1999                           SEPTEMBER 30, 1998
                                       ----------------------------------------     ----------------------------------------
                                         INCOME           SHARES                      INCOME           SHARES
                                       (NUMERATOR)     (DENOMINATOR)       EPS      (NUMERATOR)     (DENOMINATOR)       EPS
                                       -----------     -------------     ------     -----------     -------------     ------
Net income:
  Basic EPS                             $14,419           6,853          $ 2.10      $ 7,260            6,837         $ 1.06
  Effect of dilutive stock options            -             137                            -              146
                                        -------          -------                     -------          -------
  Diluted EPS                           $14,419           6,990          $ 2.06      $ 7,260            6,983         $ 1.04
                                        =======          =======                     =======          =======


2.     LOANS AND PAYABLES DUE NRG ENERGY, INC.

       Amounts owed to NRG Energy, Inc. ("NRG Energy") are comprised of the following:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1999              1998
                                                         -------------     ------------
Long-term debt:
  Note due April 30, 2001                                  $  2,539          $  2,539
  Grays Ferry note due July 1, 2005                           1,900             1,900
  Pryor note due September 30, 2004                          22,874            23,947
  Morris note due December 31, 2004                          20,120            12,027
                                                           --------          --------
                                                             47,433            40,413
        Less current portion                                 (9,500)           (4,290)
                                                           --------          --------
                                                           $ 37,933          $ 36,123
                                                           ========          ========

Current maturities of loans and accounts payable:
  Current maturities:
      Morris note                                          $  5,745          $  2,104
      Pryor note                                              3,755             2,186
      Bridge note due December 31, 1999                       8,000                 -
  Accounts payable:
      Management services, operations and other               4,438             2,730
                                                           --------          --------
                                                           $ 21,938          $  7,020
                                                           ========          ========

       On June 7, 1999, the Company entered into an $8,000 bridge financing note with NRG Energy. The interest rate on the note evidencing such loan is set at prime plus 1.5%. The note was undertaken due to a delay in converting the Morris construction loan to a term loan and to finance the Morris chiller project. On September 29, 1999, such note was amended and restated to extend the maturity date to December 31, 1999. On October 19, 1999, the note amount was increased to $11,000.

3.     COMPREHENSIVE INCOME

       The Company's comprehensive income is comprised of net income and other comprehensive income, which consists solely of foreign currency translation adjustments. Income taxes have not been provided on the foreign currency translation adjustments as the earnings of the foreign subsidiary are considered permanently reinvested. The components of comprehensive income, for the three months and nine months ended September 30, 1999, and 1998 were as follows:

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                       -------------------------------     -------------------------------
                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                           1999              1998              1999               1998
                                       -------------     -------------     -------------     -------------
Net income                               $  1,603          $  3,208          $ 14,419           $  7,260
Foreign currency
  translation gain (loss)                     114                47               (13)                73
                                         --------          --------          --------           --------
Comprehensive income                     $  1,717          $  3,255          $ 14,406           $  7,333
                                         ========          ========          ========           ========


4.       INVESTMENT IN EQUITY AFFILIATES

         Investments in equity affiliates consist of the following:

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                    1999               1998
                                                                -------------       ------------
               Grays Ferry (50% owned)                            $  38,947           $  17,603
               PoweRent Limited (50% owned)                             726                 576
                                                                  ---------           ---------
                                                                  $  39,673           $  18,179
                                                                  =========           =========


GRAYS FERRY

       On September 30, 1999, CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, had a 50% partnership interest in the Grays Ferry Cogeneration Partnership ("Grays Ferry"). The other 50% partnership interest as of such date was owned by a wholly-owned subsidiary of Trigen Energy Corporation ("Trigen"). Grays Ferry has constructed a 150 MW cogeneration facility located in Philadelphia which began commercial operations in January 1998. Grays Ferry has a 25-year contract to supply all the steam produced by the project to an affiliate of Trigen through 2022 and two 20-year contracts ("PPAs") to supply all of the electricity produced by the project to PECO Energy Company ("PECO")through 2017.

       On April 23, 1999, Grays Ferry and PECO reached final settlement on the resolution of litigation concerning the parties' Power Purchase Agreements. Under the terms of the settlement, PECO transferred its one-third ownership interest in the 150-megawatt project to Grays Ferry. As a result, the Company's interest in Grays Ferry increased to 50% from one-third effective April 23, 1999.

       The Company accounts for its investment in Grays Ferry by the equity method. The Company's equity in earnings of the partnership was $2,983 and $1,583 for the three months ended September 30, 1999, and 1998, respectively, and $6,941 and $4,215 for the nine months ended September 30, 1999, and 1998, respectively.

Summarized financial information for Grays Ferry is presented below:

                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                1999                1998
                                            -------------       ------------
              Current assets                 $  32,567           $  35,441
              Non-current assets             $ 153,775           $ 160,382
              Current liabilities            $  14,437           $  20,624
              Non-current liabilities        $ 106,630           $ 127,111

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       -------------------------------     -------------------------------
                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                           1999              1998              1999              1998
                                       -------------     -------------     -------------     -------------
Net revenues                             $  22,330         $  20,665         $  62,358         $  58,128
Cost of sales                            $  12,325         $  10,938         $  35,259         $  32,975
Operating income                         $   9,186         $   8,241         $  21,687         $  21,538
Partnership net income                   $   5,965         $   4,531         $  14,538         $  12,646


POWERENT LIMITED

       PoweRent Limited ("PoweRent") is a United Kingdom company that sells and rents power generation equipment. The Company owns 50% of PoweRent through its wholly-owned United Kingdom subsidiary, NRG Generating, Ltd. The Company accounts for its investment in PoweRent by the equity method. The Company's equity in earnings was $56 and $12 for the three months ended September 30, 1999, and 1998, respectively, and $151 and $26 for the nine months ended September 30, 1999, and 1998, respectively.

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

6.     MERGER EXPENSE

       At September 30, 1999, the Company incurred legal, accounting and investment banking costs of $1,635 related to the pending merger.

7.     SEGMENT INFORMATION

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

                                                                  QUARTER ENDED SEPTEMBER 30, 1999
                                                    --------------------------------------------------------------
                                                                       EQUIPMENT
                                                                     SALES, RENTAL
                                                     ENERGY           & SERVICES         OTHER            TOTAL
                                                    --------         -------------     ---------         --------
Revenues                                            $ 25,140           $  3,803        $       -         $ 28,943
Depreciation and amortization                          3,308                 29                -            3,337
Other cost of revenues                                13,836              3,269                -           17,105
                                                    --------           --------        ---------         --------
Gross profit                                           7,996                505                -            8,501
Selling, general & administrative expenses             1,378                342              190            1,910
                                                    --------           --------        ---------         --------
Income (loss) from operations                          6,618                163             (190)           6,591
Interest & other income                                  228                  -              229              457
Interest & debt expense                               (5,365)               (72)            (501)          (5,938)
Equity in earning of affiliates                        2,983                 56                -            3,039
Merger expense                                             -                  -           (1,635)          (1,635)
                                                    --------           --------        ---------         --------
Income (loss) before taxes                          $  4,464           $    147        $  (2,097)        $  2,514
                                                    ========           ========        =========         ========

                                                                  QUARTER ENDED SEPTEMBER 30, 1998
                                                    --------------------------------------------------------------
                                                                       EQUIPMENT
                                                                     SALES, RENTAL
                                                     ENERGY           & SERVICES         OTHER             TOTAL
                                                    --------         -------------     ---------         --------
Revenues                                            $ 11,153           $  6,964        $       -         $ 18,117
Depreciation and amortization                          1,889                 63                -            1,952
Other cost of revenues                                 2,316              5,751                -            8,067
                                                    --------           --------        ---------         --------
Gross profit                                           6,948              1,150                -            8,098
Selling, general & administrative expenses               617                656              114            1,387
                                                    --------           --------        ---------         --------
Income (loss) from operations                          6,331                494             (114)           6,711
Interest & other income                                  128                  2               85              215
Interest & debt expense                               (3,068)               (95)            (341)          (3,504)
Equity in earning of affiliates                        1,583                 12                -            1,595
                                                    --------           --------        ---------         --------
Income (loss) before taxes                          $  4,974           $    413        $    (370)        $  5,017
                                                    ========           ========        =========         ========

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                    --------------------------------------------------------------
                                                                       EQUIPMENT
                                                                     SALES, RENTAL
                                                     ENERGY           & SERVICES         OTHER            TOTAL
                                                    --------         -------------     ---------         --------
Revenues                                            $ 70,442           $ 10,899        $       -         $ 81,341
Depreciation and amortization                          9,565                 89                -            9,654
Other cost of revenues                                36,417              9,385                -           45,802
                                                    --------           --------        ---------         --------
Gross profit                                          24,460              1,425                -           25,885
Selling, general & administrative expenses             4,615              1,069              809            6,493
                                                    --------           --------        ---------         --------
Income (loss) from operations                         19,845                356             (809)          19,392
Interest & other income                                  661                  -              339            1,000
Interest & debt expense                              (15,744)              (230)          (1,274)         (17,248)
Equity in earning of affiliates                        6,941                151                -            7,092
Gain from settlement of litigation                    14,536                  -                -           14,536
Merger expenses                                            -                  -           (1,635)          (1,635)
                                                    --------           --------        ---------         --------
Income (loss) before taxes                          $ 26,239           $    277        $  (3,379)        $ 23,137
                                                    ========           ========        =========         ========
Identifiable assets                                 $332,124           $  8,453        $   3,718         $344,295
Capital expenditures                                $ 16,935           $     15        $      10         $ 16,960

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                    --------------------------------------------------------------
                                                                       EQUIPMENT
                                                                     SALES, RENTAL
                                                     ENERGY           & SERVICES         OTHER            TOTAL
                                                    --------         -------------     ---------         --------
Revenues                                            $ 32,954           $ 16,779        $      -          $ 49,733
Depreciation and amortization                          5,694                177               -             5,871
Other cost of revenues                                 6,211             14,279               -            20,490
                                                    --------           --------        ---------         --------
Gross profit                                          21,049              2,323               -            23,372
Selling, general & administrative expenses             3,194              2,039             690             5,923
                                                    --------           --------        ---------         --------
Income (loss) from operations                         17,855                284            (690)           17,449
Interest & other income                                  378                 12             294               684
Interest & debt expense                               (9,283)              (228)         (1,032)          (10,543)
Equity in earning of affiliates                        4,215                 26               -             4,241
                                                    --------           --------        ---------         --------
Income (loss) before taxes                          $ 13,165           $     94        $ (1,428)         $ 11,831
                                                    ========           ========        =========         ========
Identifiable assets                                 $263,626           $ 10,695        $  5,935          $280,256
Capital expenditures                                $ 48,603           $    368        $      -          $ 48,971


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

       Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange

Act of 1934, as amended. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, operating risks and uncertainties which tend to be greater with respect to new facilities, such as the risk that the breakdown or failure of equipment or processes or unanticipated performance problems may result in lost revenues or increased expenses, and other factors discussed in this Report and the Company's Report on Form 10-K for the year ended December 31, 1998 in the section entitled "Item 1. Business - Risk Factors". Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

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

       CogenAmerica has substantial expertise in the development and operation of power projects. The Company's project portfolio as of September 30, 1999, consisted of:

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

MERGER ANNOUNCEMENT

       On August 26, 1999, CogenAmerica entered into a definitive agreement pursuant to which, Calpine Corporation ("Calpine"), through Calpine East Acquisition Corp. ("Acquisition Corp."), a subsidiary of Calpine, will acquire the outstanding common stock of CogenAmerica, other than certain shares held by NRG Energy, Inc. ("NRG"), for $25.00 per share. Pursuant to the transaction, NRG will contribute to Acquisition Corp. approximately 1.5 million shares of the Company representing a 20% interest in Acquisition Corp. and receive the merger consideration of $25.00 per share for the remaining shares of the Company. The transaction contemplates that NRG will retain a 20% interest in CogenAmerica following completion of the transaction. The transaction is subject to various regulatory approvals and approval by shareholders of CogenAmerica. A special meeting of shareholders will be held on December 16, 1999, for shareholders of record as of November 12, 1999. Assuming an affirmative vote by shareholders and subject to the various regulatory approvals, the merger is expected to occur in December 1999.

NET INCOME AND EARNINGS PER SHARE

       Net income for the 1999 third quarter was $1,603 or diluted earnings per share of $0.23, compared to third quarter 1998 net income of $3,208, or diluted earnings per share of $0.46. Net income for the first nine months of 1999 was $14,419, or diluted earnings per share of $2.06 compared to net income of $7,260, or diluted earnings per share of $1.04 for the comparable period in 1998.

       The decrease in net income and earnings per share for the third quarter was primarily due to curtailments and plant performance adjustments at Newark and Parlin and merger expenses related to an Agreement and Plan of Merger (the "Merger Agreement") dated August 26, 1999, among Calpine Corporation, Calpine East Acquisition Corporation and Cogeneration Corporation of America.

       The increase in net income and earnings per share for the first nine months of 1999 was primarily due to a one-time gain representing the fair value of the additional ownership interest in the Grays Ferry Project resulting from the April 23, 1999, settlement between the Grays Ferry Cogeneration Partnership and PECO. During 1999, earnings from the energy segment were negatively affected by forced outages, curtailments and plant performance adjustments, higher interest expense due to the addition of the Morris and Pryor Projects, and merger expenses related to an Agreement and Plan of Merger dated August 26, 1999, among Calpine Corporation, Calpine East Acquisition Corporation and Cogeneration Corporation of America.

REVENUES

       Energy revenues for the third quarter of 1999 of $25,140 increased from $11,153 for the comparable period in 1998. Energy revenues for the first nine months of 1999 of $70,442 increased from $32,954 for the comparable period in 1998. Energy revenues primarily reflect billings associated with the Parlin, Newark, Morris, Pryor and PWD Projects.

       The increase in energy revenues for the third quarter was primarily attributable to the acquisition of the Pryor Project in October 1998, and commencement of Morris operations in November 1998. Energy revenues were negatively impacted by unscheduled outages and curtailments at the Newark and Parlin facilities and a provision for availability and heat rate adjustments at Newark and Parlin. The Company must maintain target availability and heat rate values at Newark and Parlin to avoid adjustments and is currently reviewing the customer's availability calculations. The Company has initiated a plant operating performance review to develop a plan to increase availability and heat rate to levels historically maintained.

       The increase in energy revenues for the first nine months of 1999 was primarily attributable to the acquisition of the Pryor Project in October 1998, and commencement of Morris operations in November 1998. Energy revenues were negatively impacted by unscheduled outages and curtailments in 1999 at the Newark and Parlin facilities and a provision for availability and heat rate adjustments at Newark and Parlin.

PROJECT ENERGY REVENUES                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                       -------------------------------     -------------------------------
                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                           1999              1998              1999              1998
                                       -------------     -------------     -------------     -------------
COGENERATION PROJECTS
        Parlin                          $   5,614         $   6,022         $  15,197         $  16,535
        Newark                              4,408             4,070            12,379            13,258
        Morris                              9,749                 -            27,903                 -
        Pryor                               4,895                 -            12,375                 -

STANDBY/PEAK SHAVING FACILITIES
        PWD                                   474             1,061             2,588             3,161
                                        ---------         ---------         ---------         ---------
                                        $  25,140         $  11,153         $  70,442         $  32,954
                                        =========         =========         =========         =========


       Equipment sales and services revenues for the third quarter 1999 of $3,803 decreased from $6,237 for the comparable period in 1998. Equipment sales and services revenues of $10,899 for the first nine months of 1999 decreased from $14,571 for the comparable period in 1998. The decrease in revenues for the third quarter and first nine months was primarily attributable to the sale of OES in November 1998.

       Rental revenues in the 1998 third quarter and first nine months were attributable to OES, which was sold in November 1998.

COSTS AND EXPENSES

       Cost of energy revenues for the third quarter 1999 of $17,144 increased from $4,205 for the comparable period in 1998. Cost of energy revenues for the first nine months of 1999 of $45,982 increased from $11,905 for the comparable period in 1998.

       The increase in cost of energy revenues for the third quarter and the first nine months of 1999 was primarily the result of commencement of the Morris Project operations and the Pryor Project acquisition.

       Cost of equipment sales and services for the third quarter 1999 of $3,298 decreased from $5,229 for the comparable period in 1998. Cost of equipment sales and services for the first nine months of 1999 of $9,474 decreased from $12,697 for the comparable period in 1998. The change is primarily attributable to the sale of OES in November 1998.

       Cost of rental revenues in the 1998 third quarter and first nine months were attributable to OES, which was sold in November 1998.

       The Company's gross profit for the third quarter of 1999 of $8,501 (29.4% of sales) increased from the third quarter 1998 gross profit of $8,098 (44.7% of sales). Gross profit for the first nine months of 1999 of $25,885 (31.8% of sales) increased from gross profit of $23,372 (47.0% of sales) for the first nine months of 1998. The gross profit increase for the third quarter and first nine months of 1999 was primarily attributable to the addition of the Morris and Pryor Projects. The decline in gross profit, as a percentage of sales, was primarily attributable to the addition of the Morris and Pryor Projects which have lower operating margins than the Newark and Parlin Projects. It is expected that competition will continue to put pressure on the margins of new projects in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses ("SG&A") for the third quarter 1999 of $1,910 increased from third quarter 1998 SG&A expenses of $1,387. Selling, general and administrative expenses for the first nine months of 1999 of $6,493 increased from $5,923 for the comparable period in 1998. The increase for the third quarter was primarily the result of commencement of the Morris Project operations and the Pryor acquisition.

       The increase for the first nine months of 1999 was primarily due to a second quarter charge of $890 to write off deferred costs related to a capital markets financing plan that was terminated in addition to the commencement of the Morris Project operations and the Pryor acquisition. Such charges were partially offset by lower legal expenses.

INTEREST AND OTHER INCOME

       Interest and other income for the third quarter 1999 of $457 increased from interest and other income of $215 for the comparable period in 1998. Interest and other income for the first nine months of 1999 of $1,000 increased from $684 for the comparable period in 1998. The increase is primarily attributable to interest earned on escrow funds required by the terms of the Morris Project credit agreement, and a gain on the sale of investments of $170.

EQUITY IN EARNINGS OF AFFILIATES

       Equity in earnings of affiliates for the third quarter 1999 of $3,039 increased from $1,595 in the comparable period in 1998. Equity in earnings of affiliates for the first nine months of 1999 of $7,092 increased from $4,241 for the comparable period in 1998. The increase is primarily attributable to higher earnings from Grays Ferry due to an increase in ownership interest from one-third to 50% effective April 23, 1999.

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

       Gain from settlement of litigation for the first nine months of 1999 represents a one-time pre-tax gain in the amount $14,536 representing the fair value of the additional ownership interest resulting from settlement of litigation.

INTEREST AND DEBT EXPENSE

       Interest and debt expense for the third quarter 1999 of $5,938 increased from interest and debt expense of $3,504 for the comparable period in 1998. Interest and debt expense for the first nine months of 1999 of $17,248 increased from $10,543 for the comparable period in 1998. The increase was primarily attributable to the financing of the Pryor and Morris Projects, both of which were acquired and commenced commercial operations, respectively, in the fourth quarter of 1998.

MERGER EXPENSE

       On August 26, 1999, CogenAmerica entered into a definitive agreement pursuant to which, Calpine Corporation ("Calpine"), through Calpine East Acquisition Corp. ("Acquisition Corp."), a subsidiary of Calpine, will acquire the outstanding common stock of CogenAmerica, other than certain shares held by NRG Energy, Inc. ("NRG"), for $25.00 per share. Pursuant to the transaction, NRG will contribute to Acquisition Corp. approximately 1.5 million shares of the Company representing a 20% interest in Acquisition Corp. and receive the merger consideration of $25.00 per share for the remaining shares of the Company. The transaction contemplates that NRG will retain a 20% interest in CogenAmerica following completion of the transaction. The transaction is subject to various regulatory approvals and approval by shareholders of CogenAmerica. A special meeting of shareholders will be held on December 16, 1999, for shareholders of record as of November 12, 1999. Assuming an affirmative vote by shareholders and subject to the various regulatory approvals, the merger is expected to occur in December 1999. Merger expense for the third quarter of 1999 represents costs related to such merger.

INCOME TAXES

       Income tax expense for the third quarter of 1999 of $911 decreased from $1,809 for the comparable period in 1998. Income tax expense for the first nine months of 1999 of $8,718 increased from $4,571 for the comparable period in 1998. The decrease for the third quarter was primarily due to lower pre-tax earnings driven by interest and debt expense attributable to the financing of the Pryor and Morris Projects in addition to merger expenses. The increase for the first nine months of 1999 was primarily due to higher pre-tax earnings driven by the one-time gain resulting from the settlement between Grays Ferry and PECO, partially offset by Morris and Pryor Project financing costs and merger expenses.

       The consolidated effective tax rate for the quarters ended September 30, 1999, and 1998 was 36.2% and 36.1%, respectively. The consolidated effective tax rate for the nine months ended September 30, 1999, and 1998 was 37.7% and 38.6%, respectively.

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

       At September 30, 1999, cash and cash equivalents totaled $3,175 and restricted cash totaled $12,302. The restricted cash primarily represents escrow funds for debt service and major maintenance as required by the terms of credit agreements for the Newark, Parlin and Morris projects.

       Cash provided by operating activities was $6,738 and $9,590 for the nine months ended September 30, 1999, and 1998, respectively. Cash provided by operating activities decreased primarily due to a higher investment in working capital.

       Cash used in investing activities was $17,105 and $51,492 for the nine months ended September 30, 1999, and 1998, respectively. Cash used by investing activities primarily represents funds used for construction of the Morris facility and chiller project.

       Cash provided by financing activities was $9,974 and $41,875 for the nine months ended September 30, 1999, and 1998, respectively. During the first nine months of 1999, proceeds from borrowing totaled $20,054 consisting of loans due NRG Energy related to the Morris Project and a June 7, 1999, bridge financing note with NRG Energy. Repayments of long-term debt totaled $10,179.

       In May 1996, the Company's wholly-owned subsidiaries the Newark Project and the Parlin Project entered into a credit agreement (the "Newark and Parlin Credit Agreement") which established provisions for a $155,000 fifteen-year loan and a $5,000 five-year debt service reserve line of credit. The loan is secured by all of the Newark and Parlin Project assets and a pledge of the capital stock of such subsidiaries. The Company has guaranteed repayment of $20,600 of the amount outstanding under the Credit Agreement. The interest rate on the outstanding principal is variable based on, at the option of CogenAmerica Newark and CogenAmerica Parlin, LIBOR plus a 1.125% margin or a defined base rate plus a 0.375% margin, with nominal margin increases in the sixth and eleventh year. For any quarterly period where the debt service coverage ratio is in excess of 1.4:1, both margins are reduced by 0.125%. Concurrently with the Newark and Parlin Credit Agreement, CogenAmerica Newark and CogenAmerica Parlin entered into an interest rate swap agreement with respect to 50% of the principal amount outstanding under the Credit Agreement. This interest rate swap agreement fixes the interest rate on such principal amount at 6.9% plus the margin. At September 30, 1999, the principal amount outstanding under the credit agreement was $127,720.

       CogenAmerica Schuylkill, a wholly-owned subsidiary of the Company, owned as of September 30, 1999, a 50% partnership interest in the Grays Ferry Project which commenced operation in January 1998. CogenAmerica's partnership interest increased to 50% on April 23, 1999. In March 1996, the Grays Ferry Partnership entered into a credit agreement to finance the project. The credit agreement obligated each of the project's three partners to make a $10,000 capital contribution prior to the commercial operation of the facility. The Company made its required capital contribution in 1997. NRG Energy entered into a loan commitment to provide CogenAmerica Schuylkill the funding, if needed, for the CogenAmerica Schuylkill capital contribution obligation to the Grays Ferry Partnership. Prior to December 31, 1997, CogenAmerica Schuylkill had borrowed $10,000 from NRG Energy under this loan agreement, of which $1,900 remained outstanding to NRG Energy at September 30, 1999. Under the terms of the merger, the amount outstanding to NRG Energy will be repaid at the closing of the merger.

       In connection with its acquisition of the Morris Project, CogenAmerica Funding, a wholly-owned subsidiary of the Company, assumed all of the obligations of NRG Energy to provide future equity contributions to the project, which obligations are limited to the lesser of 20% of the total project cost or $22,000. NRG Energy had guaranteed to the Morris Project's lenders that CogenAmerica Funding would make these equity contributions, and the Company had guaranteed to NRG Energy the obligation of CogenAmerica Funding to make these equity contributions (which guarantee is secured by a second priority lien on the Company's interest in the Morris Project). In addition, NRG Energy had committed in a Supplemental Loan Agreement between the Company, CogenAmerica Funding and NRG Energy to loan CogenAmerica Funding and the Company (as co-borrowers) the full amount of such equity contributions by CogenAmerica Funding, subject to certain conditions precedent, at CogenAmerica Funding's option. Any such loan will be secured by a second priority lien on all of the membership interests of the project and will be recourse to CogenAmerica Funding and the Company. Effective November 30, 1998 the Company and NRG Energy agreed to a First Amendment to the Supplemental Loan Agreement that allowed the Company to contribute the $22,000 of equity in installments to match the construction draw payments. At September 30, 1999, the entire $22,000 had been drawn and contributed as equity. The Supplemental Loan Agreement calls for an interest rate of prime plus 1.5%. Effective with the First Amendment the interest rate was changed to prime plus 3.5% until the possible event of default related to the Grays Ferry Project had been eliminated. On February 16, 1999, NRG Energy agreed to reduce the interest rate under the loan back to prime plus 1.5%. This adjustment was made effective January 1, 1999. At September 30, 1999, $20,119 was due NRG Energy under the Supplemental Loan Agreement. On September 29, 1999, NRG Energy agreed to extend the scheduled September 30 repayment of principal until the closing of the merger. In return, the Company agreed to increase the interest rate on the amount outstanding to prime plus three and one-half percent. Under the terms of the merger, this amount outstanding to NRG Energy will be repaid at the closing of the merger.

       On September 15, 1997, Morris LLC (which was at that time an affiliate of NRG Energy) entered into a $91,000 construction and term loan agreement (the "Agreement") to provide nonrecourse project financing for a major portion of the Morris Project. The Company assumed the Agreement in December 1997 upon acquiring Morris LLC. The Agreement provided $85,600 of 20-month construction loan commitments and $5,400 in letter of credit commitments (the "LOC Commitment"). Upon satisfaction of all completion criteria as set forth in the Agreement, the construction loan was due and payable or, if certain criteria were satisfied, would be converted to a five year term loan based on a 25-year amortization with a balloon payment at maturity. Interest on the term loan is variable based on, at the Company's option, either the base rate, as defined in the Agreement, or LIBOR plus 0.75%. The interest rate resets based on the Company's selection of the borrowing period ranging from one to six months. On June 15, 1999, the Company satisfied all conversion criteria and converted the construction loan into a five-year term loan of $85,600. In addition, the Company secured a line of credit to fund debt service reserves as required by the Agreement. Borrowings are secured by CogenAmerica Funding's ownership interest in Morris LLC, its cash flows, dividends and any other property that CogenAmerica Funding may be entitled to as owner of Morris LLC. At September 30, 1999, $85,600 was outstanding under the term loan and no amounts were pledged under the LOC Commitment.

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

       In October 1998, NRG Energy loaned the Company and CogenAmerica Pryor approximately $23,900 to finance the acquisition of the Pryor Project. The loan is a six-year term facility calling for principal and interest payments on a quarterly basis, based on project cash flows. The interest rate on the note relating to such loan was initially set at prime rate plus 3.5% and such rate reduces by two percentage points upon the occurrence of certain events related to elimination of default risk under the loan. On February 16, 1999, NRG Energy agreed to reduce the interest rate under the loan to prime plus 1.5%. This adjustment was made effective January 1, 1999. At September 30, 1999, $22,875 was due NRG Energy under the loan. On September 29, 1999, NRG Energy agreed to extend the scheduled September 30 repayment of principal until the closing of the merger. In return, the Company agreed to increase the interest rate on the amount outstanding to prime plus three and one-half percent. Under the terms of the merger, this amount outstanding to NRG Energy will be repaid at the closing of the merger.

       On June 7, 1999, NRG Energy loaned the Company $8,000 in bridge financing. The loan is a revolving note maturing on December 31, 1999, calling for interest payments on a monthly basis. The interest rate on the note to such loan is set at prime plus 1.5%. On September 29, 1999, such note was amended and restated to extend the maturity date to December 31, 1999. On October 19, 1999, the note amount was increased to $11,000. At September 30, 1999, $8,000 was due NRG Energy under the loan.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       IN RE: O'BRIEN ENVIRONMENTAL ENERGY, Case No. 94-26723, U.S. Bankruptcy Court for the District of New Jersey, filed September 29, 1994. Calpine Corporation ("Calpine") an unsuccessful bidder for the acquisition of O'Brien in the bankruptcy case, filed an application for allowance of an administrative claim for approximately $4,500 in break-up fees and expenses in the bankruptcy case. The Bankruptcy Court denied the application in full, by order dated November 27, 1996. Calpine filed an appeal from the Bankruptcy Court's order denying its application. On May 29, 1998, the United States District Court for the District of New Jersey upheld the Bankruptcy Court's order. Calpine filed an appeal with the United States Third Circuit Court of Appeals on June 26, 1998. On July 19, 1999, the United States Third Circuit Court of Appeals denied Calpine's appeal for break-up fees and expenses. Calpine did not file an appeal of the Third Circuit Court of Appeals' decision, and the case has therefore been resolved in favor of the Company.

       STEVENS, ET AL. V. O'BRIEN ENVIRONMENTAL ENERGY, INC., ET AL., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 94-cv-4577, filed July 27, 1994. This action was filed by certain purchasers of the Class A Common Stock of the Company's predecessor, O'Brien Environmental Energy, Inc. ("O'Brien"), during the class period of O'Brien's bankruptcy. The plaintiffs alleged various violations of the Federal securities laws, claiming that certain material misrepresentations and nondisclosures concerning the Company's financial conditions and prospects allegedly caused the price of the Common Stock to be artificially inflated during the class period. The parties in this action have agreed on a proposed settlement, which was filed with the District Court for its approval on March 18, 1999. On June 8, 1999 the District Court approved the proposed settlement.

       BLACKMAN AND FRANTZ V. O'BRIEN, United States District Court, Eastern District of Pennsylvania, Civil Action No. 94-cv-5686, filed October 25, 1995. This action was filed by purchasers of O'Brien debentures during the class period. The Plaintiffs objected to treatment of the class under the Plan. This matter has been consolidated with the Stevens class action case described in paragraph number 1 above. The parties in this action have agreed on a proposed settlement, and on February 11, 1999, filed the proposed settlement with the District Court for its approval. On July 1, 1999 the District Court approved the proposed settlement.

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

         (b)  Reports on Form 8-K

              On September 2, 1999, the Company filed a Report on Form 8-K dated August 27, 1999 announcing an Agreement and Plan of Merger dated August 26, 1999, among Calpine Corporation, Calpine East Acquisition Corporation and Cogeneration Corporation of America.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     Cogeneration Corporation of America
                                     -----------------------------------
                                                 Registrant



Date: November 11,1999               By:  /s/ Timothy P. Hunstad
                                        --------------------------------
                                             Timothy P. Hunstad
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (Principal Financial Officer and Duly
                                     Authorized Officer)

                                INDEX TO EXHIBITS


27 Financial Data Schedule for the nine months ended September 30, 1999, (for SEC filing purposes only).

10.1 Agreement and Plan of Merger dated August 26, 1999 among Calpine Corporation, Calpine East Acquisition Corporation and Cogeneration Corporation of America and incorporated herein by this reference.